Form 10-K
period 2023-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2024-02-22
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 30, 2023 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2024

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format set forth in General Instruction I(2).

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

2023 Form 10-K	i	Wisconsin Public Service Corporation

2023 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WRPC	Wisconsin River Power Company
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
Army Corps	United States Army Corps of Engineers
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
LDC	Local Natural Gas Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
PM	Particulate Matter
SO2	Sulfur Dioxide

2023 Form 10-K	iii	Wisconsin Public Service Corporation

WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AIA	Affiliated Interest Agreement
AMI	Advanced Metering Infrastructure
AOC	Audit and Oversight Committee of the Board of Directors of WEC Energy Group, Inc.
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
CAO	Chief Administrative Officer
CEO	Chief Executive Officer
CFR	Code of Federal Regulations
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
CSIRT	Cybersecurity Incident Response Team
Darien	Darien Solar Park
DER	Distributed Energy Resource
Enterprise Security Director	Director of Enterprise Security & Compliance
ERSC	Enterprise Risk Steering Committee
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 - Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
IT/OT	Information Technology and Operational Technology
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park
PHMSA	Pipeline and Hazardous Materials Safety Administration
PTC	Production Tax Credit
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTO	Regional Transmission Organization

2023 Form 10-K	iv	Wisconsin Public Service Corporation

S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Park
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

2023 Form 10-K	v	Wisconsin Public Service Corporation

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of recent rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

•The impact of changing expectations and demands of our customers, regulators, investors, and other stakeholders, including focus on environmental, social, and governance concerns;

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

2023 Form 10-K	1	Wisconsin Public Service Corporation

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from ongoing, expanding, or escalating regional conflicts, including those in Ukraine, Israel, and parts of the Middle East;

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global credit markets, our capitalization structure, and market perceptions of the utility industry or us;

•Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•The direct or indirect effect on our business resulting from terrorist or other physical attacks and cybersecurity intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

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

2023 Form 10-K	2	Wisconsin Public Service Corporation

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2023, 2022, and 2021, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2023, retail revenues accounted for 92.2% of total electric operating revenues, wholesale revenues accounted for 6.0% of total electric operating revenues, and resale revenues accounted for 1.4% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on MWh sales by customer class.

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

2023 Form 10-K	3	Wisconsin Public Service Corporation

We buy and sell wholesale electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets compared to our competitors affects how often our generating units are dispatched and whether we buy or sell power. For more information on the MISO Energy Markets, see D. Regulation.

Electric Sales Forecast

Our service territory experienced slightly higher weather-normalized retail electric sales in 2023, compared with 2022, due to higher sales to residential and small commercial and industrial customers. We currently forecast retail electric sales volumes to remain relatively flat for 2024, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2023	2022	2021
Electric customers – end of year
Residential	409.7	405.6	401.7
Small commercial and industrial	55.7	55.4	55.0
Large commercial and industrial	0.2	0.2	0.2
Total electric customers – end of year	465.6	461.2	456.9

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as paper, metals and other manufacturing, utilities, food products, and merchant wholesalers.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from a diverse generation portfolio that is expected to balance a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from generation that we own. We supplement our internally generated power supply with long-term purchase power agreements and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2024:

	Estimate (1)	Actual
	2024	2023	2022	2021
Company-owned generation units:
Coal	35.4%	29.7%	34.2%	39.4%
Natural gas combined cycle	31.6%	33.7%	31.8%	31.0%
Natural gas/oil peaking units	7.6%	5.7%	3.1%	2.5%
Renewables (2)	10.8%	9.8%	8.7%	7.1%
Total company-owned generation units	85.4%	78.9%	77.8%	80.0%
Power purchase contracts – renewables (2)	3.9%	5.0%	4.9%	4.7%
Purchased power from MISO	10.7%	16.1%	17.3%	15.3%
Total purchased power	14.6%	21.1%	22.2%	20.0%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2023 NYMEX.

(2)    Includes hydroelectric, solar, and wind generation.

2023 Form 10-K	4	Wisconsin Public Service Corporation

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 2,687 MWs of generation capacity, including wholly owned and jointly owned facilities. Our facilities include natural gas-fired plants, coal-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

Environmental Goals

WEC Energy Group has announced goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. As of the end of 2023, WEC Energy Group's electric generation fleet has achieved a 54% reduction in carbon emissions from the 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

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

WEC Energy Group has already retired more than 1,900 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1-2 and the planned retirement in 2031 of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information.

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

Renewable Generation

We meet a portion of our electric generation supply with various renewable energy resources, including wind, solar, and hydroelectric. This helps us work towards our goals of reducing carbon emissions while also maintaining compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

In July 2023, the PSCW approved the Renewable Pathway Pilot, which allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 40 MWs.

Wind

In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin, and we own 82 MWs of this project.

2023 Form 10-K	5	Wisconsin Public Service Corporation

Solar and Battery Storage

As part of our commitment to invest in additional zero-carbon generation, in February 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility. The project will be located in Columbia County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation of this project. The construction is expected to be completed by the end of 2026.

We have also received approvals from the PSCW to invest in 129 MWs of additional projects currently in construction, including the following:

•In April 2023, we, along with WE and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation of this project. The construction is expected to be completed in 2026.

•In December 2022, we, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 37 MWs of solar generation of this project. The construction is expected to be completed in 2024.

•In January 2022, we, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 30 MWs of solar generation and 17 MWs of battery storage of this project. The construction of the solar portion and battery storage is expected to be completed in 2024 and 2025, respectively.

We actively review and pursue distribution system interconnected solar projects. We plan to partner with proven developers to identify and purchase cost effective solar projects for our customers in the future.

Natural Gas-Fired Generation

In July 2023, we, along with WE, completed construction of seven natural gas-fired generation RICE units at our Weston power plant site. We own 65 MWs of this natural gas-fired generation facility's rated capacity.

We filed a request with the PSCW in September 2023 to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin, and is operated by an unaffiliated utility. As we did with the first option, in October 2023, we filed for approval to assign our ownership interest pursuant to this second option to WE, with the transaction expected to close in 2024.

In January 2023, we and WE completed the acquisition of Whitewater, a commercially operational dual fueled combined cycle generation facility in Whitewater, Wisconsin. We own 121 MWs of Whitewater's rated capacity.

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

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO implemented seasonal requirements effective June 1, 2023. The installed capacity reserve

2023 Form 10-K	6	Wisconsin Public Service Corporation

margins for the planning year June 1, 2024 through May 31, 2025 are as follows: 16.6% summer (June – August); 26.6% fall (September – November); 41.1% winter (December – February); and 39.5% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

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

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2023	2022	2021
Coal	$26.09	$26.68	$23.00
Natural gas combined cycle	31.88	38.98	22.36
Natural gas/oil peaking units	34.94	77.80	69.07
Purchased power	39.38	60.19	49.42

We purchase coal under long-term contracts, which helps with price stability. Coal and associated transportation services are exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. To mitigate against this volatility risk, we have PSCW approval for a hedging program. This program allows us to hedge, over a 60-month period, up to 75% of our potential risks related to rail transportation fuel surcharge exposure. The results of this hedging program, when used, are reflected in the average costs of fuel and purchased power.

We purchase natural gas for our plants on the spot market from natural gas marketers, utilities, and producers, and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements, intended to support our plants' variable usage. We also have PSCW approval for a hedging program to mitigate against volatility related to natural gas price risk. This program allows us to hedge, over a 60-month period, up to 75% of our estimated natural gas use for electric generation. The results of this hedging program are reflected in the average costs of natural gas.

Coal Supply

We diversify the coal supply for our jointly-owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2024, 100% of our total projected coal requirements of 2.4 million tons are contracted under fixed-price contracts. See Note 21, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2024	4,000	(1)
2025	1,250
2026	600

(1)    Coal contracts exceed the total projected requirement due to prior year delivery constraints and forecasted lower operating hours.

2023 Form 10-K	7	Wisconsin Public Service Corporation

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

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Excluding planning capacity purchases, our power purchase commitments with unaffiliated parties consist of 100 MWs per year for 2024 through 2028. To procure additional planning capacity, we purchase capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2023, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, we did not make any public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating our peaking generation. During this time, customers taking service under these interruptible programs can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

We provide service to residential and commercial and industrial customers. In addition, we offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include paper, food products, governmental, education, and utilities. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on natural gas sales volumes by customer class.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2023, 2022, and 2021, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

2023 Form 10-K	8	Wisconsin Public Service Corporation

Natural Gas Sales Forecast

Our service territory experienced lower weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2023 as compared to 2022. We currently forecast retail natural gas delivery volumes to grow 0.9% in 2024, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2023	2022	2021
Customers – end of year
Residential	307.6	304.8	302.3
Commercial and industrial	35.2	34.9	34.7
Transportation	1.0	0.9	0.9
Total customers	343.8	340.6	337.9

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 8.6 million therms for the 2023 through 2024 heating season. Our peak daily send-out during 2023 was 5.5 million therms on January 30, 2023.

Natural Gas Supply

Our natural gas supply requirements are met through a combination of fixed-price purchases, index-priced purchases, storage, peak-shaving facilities, and natural gas supply call options. We contract for fixed-term firm natural gas supply each year to meet the demand of firm system sales customers. To supplement natural gas supply and manage risk, we purchase additional natural gas supply on the monthly and daily spot markets.

2023 Form 10-K	9	Wisconsin Public Service Corporation

Hedging Natural Gas Supply Prices

As part of our hedging program, we further reduce our supply cost volatility through the use of a mix of financial instruments, such as NYMEX-based natural gas options and futures contracts. We have PSCW approval to hedge up to 60% of planned winter demand and up to 15% of planned summer demand. This approval allows us to pass 100% of the hedging costs (premiums, brokerage fees and losses) and proceeds (gains) to customers through our GCRM.

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

Competition

We face varying degrees of competition from other entities and other forms of energy available to consumers. Many large commercial and industrial customers have the ability to switch between natural gas and alternative fuels. Electrification initiatives or mandates are being considered or proposed by local and state governments. In addition, all of our customers have the opportunity to choose a natural gas supplier other than us. We offer natural gas transportation services for customers that elect to purchase natural gas directly from a third-party supplier. We continue to earn distribution revenues from these transportation customers for their use of our distribution system to transport natural gas to their facilities. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is offset by an equal reduction to natural gas costs.

For more information on competition in our service territory, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

Environmental Goals

WEC Energy Group continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems. In 2022, we received approval from the PSCW for an RNG pilot and have since signed contracts for RNG for our natural gas distribution system, which will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. RNG began flowing in 2023.

C. OTHER SEGMENT

Our other segment includes our non-utility activities as well as equity earnings from our investment in WRPC. We own 50% of the stock of WRPC. WRPC owns two hydroelectric plants, and we are entitled to 50% of the total capacity from its plants.

D. REGULATION

In addition to the specific regulations noted below, we are also subject to various other regulations, which primarily consist of regulations, where applicable, of the EPA, the WDNR, and the Army Corps.

2023 Form 10-K	10	Wisconsin Public Service Corporation

Rates

Our retail electric and natural gas rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2023		2022		2021
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,211.2	92.3%	$1,189.0	90.2%	$1,074.8	91.0%
FERC – Wholesale	100.9	7.7%	129.4	9.8%	106.1	9.0%
Total	1,312.1	100.0%	1,318.4	100.0%	1,180.9	100.0%

Natural Gas – Wisconsin	369.3	100.0%	466.8	100.0%	340.0	100.0%

Total utility operating revenues	$1,681.4		$1,785.2		$1,520.9

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

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 23, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2023.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
Electric and natural gas	PSCW	9.80%	53.0%

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

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2023 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

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

2023 Form 10-K	11	Wisconsin Public Service Corporation

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

Electric Transmission, Capacity, and Energy Markets

In connection with its status as a FERC-approved RTO, MISO operates an energy and ancillary services market and manages the flow of high-voltage electricity across the transmission system in its region. MISO is responsible for monitoring and ensuring equal access to the electric transmission system in its footprint.

In MISO, transmission costs are allocated in accordance with the MISO tariff, which is reviewed and approved by the FERC. Base transmission costs are paid by load-serving entities located in the service territories of each MISO transmission owner. Costs for new regional transmission projects are allocated to load-serving entities throughout the MISO footprint, while the costs for new generation interconnections are allocated to the interconnection customer.

Within MISO, transmission congestion is monetized and included within an LMP that is established through the energy market. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2023, through May 31, 2024. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has seasonal zonal resource adequacy requirements to ensure there is sufficient generation capacity to serve load within each zone and the MISO footprint. To meet this requirement, load-serving entities can own generation and demand response resources, acquire generation capacity through MISO's annual capacity auction, or acquire generation capacity through bilateral contracts. The zone in which our load resides, along with the MISO North region as a whole, had sufficient generation capacity resources to meet their respective planning reserve margins for the period between June 1, 2023 and May 31, 2024.

We manage our electric generation portfolio to minimize our exposure within MISO’s annual capacity auction. This includes managing the retirement of existing generation resources and the addition of new generation resources to maintain a diversified portfolio to ensure we do not have a significant short position.

Other Electric Regulations

We are subject to the Federal Power Act and the corresponding regulations developed by certain federal agencies. Among other things, the Federal Power Act makes electric utility industry consolidation more feasible and authorizes the FERC to review proposed mergers and the acquisition of generation facilities. The FERC also oversees the Electric Reliability Organization, which establishes mandatory electric reliability standards and has the authority to levy monetary sanctions for failure to comply with these standards.

We are subject to Act 141 in Wisconsin which contains certain minimum requirements for renewable energy generation.

Other Natural Gas Regulations

Almost all of the natural gas we distribute is transported to our distribution systems by interstate pipelines. The pipelines' transportation and storage services are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the PHMSA and the PSCW are responsible for monitoring and enforcing requirements governing our natural gas safety compliance programs for our pipelines under United States Department of Transportation regulations. These regulations include 49 CFR Part 191 (Transportation of Natural and Other Gas by Pipeline; Annual Reports, Incident Reports, and Safety-Related Condition Reports), 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards), and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

We also continue to monitor the progress of the PHMSA’s proposed rulemaking titled "Gas Pipeline Leak Detection and Repair," which could have a significant impact on us. A final rule is expected to be released in 2024.

2023 Form 10-K	12	Wisconsin Public Service Corporation

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

Workforce

As of December 31, 2023, we had 1,154 employees, including 832 that are represented under union agreements. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k) savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

Diversity, Equity, and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2023, women and racial minorities represented approximately 14% and 3%,

2023 Form 10-K	13	Wisconsin Public Service Corporation

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

Safety and Health

WEC Energy Group's Executive Safety Committee directs our safety and health strategy, works to ensure consistency across groups, and reinforces our ongoing safety commitment that we refer to as “Target Zero.” Under our Target Zero commitment, we have an ultimate goal of zero incidents, accidents, and injuries. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus. We monitor and set goals for days away, restricted or transferred metrics, and measurable leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

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

2023 Form 10-K	14	Wisconsin Public Service Corporation

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

We are subject to significant state, local, and federal governmental regulations, including regulations by the PSCW and the FERC. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, affect our ability to implement WEC Energy Group's corporate strategy, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric and natural gas customers; our authorized rate of return; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of debt securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

The rates we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent upon regulatory action, the outcome of which can be influenced by the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; and changes in the political, regulatory, or legislative environments. There is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery from or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

Changes in the local and national political, regulatory, and economic environment have had, and may in the future have, an adverse effect on regulatory decisions, which could impair our ability to recover costs historically collected from customers. These decisions, which may come from any level of government, may cause us to cancel or delay current or planned projects, to reduce or delay other planned capital expenditures, or to pay for investments or otherwise incur costs that we may not be able to recover through rates or otherwise.

We believe we have obtained the necessary permits, approvals, authorizations, certificates, and licenses for our existing operations, have complied in all material respects with all of their associated terms, and that our business is conducted in accordance with applicable laws. These permits, approvals, authorizations, certificates, and licenses may be revoked or modified by the agencies that granted them if facts develop that differ significantly from the facts assumed when they were issued. In addition, permits and other approvals and licenses are often granted for a term that is less than the expected life of the associated facility. Licenses and permits may require periodic renewal, which may result in additional requirements being imposed by the granting agency. In addition, existing regulations may be revised or reinterpreted by federal, state, and local agencies, or these agencies may adopt new laws and regulations that apply to us. We cannot predict the impact on our business and operating results of any such actions by these agencies.

If we are unable to recover costs of complying with regulations or other associated costs in customer rates in a timely manner, or if we are unable to obtain, renew, or comply with these governmental permits, approvals, authorizations, certificates, or licenses, our results of operations and financial condition could be materially and adversely affected.

2023 Form 10-K	15	Wisconsin Public Service Corporation

We face significant costs to comply with existing and future environmental laws and regulations.

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. The EPA has recently adopted and implemented (or is in the process of implementing) new environmental regulations, with more in the proposal process. These include regulations that govern the emission of NOx, ozone, fine particulates, and other air pollutants under the CAA through the NAAQS, climate change, NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants, other air quality regulations, and water quality regulations. For example, the EPA finalized regulations under the CWA that govern cooling water intake structures at our power plants, revised again the effluent guidelines for steam electric generating plants, and along with the Army Corps, released a final rule revising the definition of WOTUS that may impact projects requiring federal permits. Several of these rules were challenged or reviewed by agencies under the Biden Administration's Executive Order 13990, which creates additional uncertainty. As a result of these challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

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

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of WEC Energy Group's commitment to a cleaner energy future, we have already retired approximately 400 MWs of coal-fired generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, and plans to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities. We continue to evaluate the conversion of certain coal units to natural gas.

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

2023 Form 10-K	16	Wisconsin Public Service Corporation

Our operations, capital expenditures, and financial results may be affected by the impact of greenhouse gas legislation, regulation, and emission reduction goals.

There is significant attention to issues concerning climate change. Management expects this attention to continue since climate change is one of President Biden's primary initiatives, with significant actions being taken by his administration. As a result, we expect the EPA and states to finalize and implement additional regulations to restrict emissions of GHGs. There have also been increasing efforts to introduce and adopt electrification initiatives and/or mandates and other efforts to reduce or eliminate reliance on natural gas as an energy source. In addition, there is increasing activism from other stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower GHG emissions.

Costs associated with such legislation, regulation, and emission reduction goals could be significant within our electric and natural gas operations. GHG regulations that may be finalized in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants, and could cause us to retire and replace units earlier than planned under the ESG Progress Plan, which could lead to a possible loss on abandonment and reduced revenues. In addition, our natural gas delivery system may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption.

In a movement toward electrification, certain states and municipalities near our service territory have passed legislation or are considering ordinances banning natural gas used in new construction in order to limit GHG emissions. There have also been efforts to restrict residential natural gas-fired appliances. Future local, statewide, or nationwide actions like these to regulate GHG emissions could increase the price of natural gas, reduce the demand for natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery system, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could also reduce natural gas demand and revenues. The adoption of electrification initiatives and/or mandates could also result in an increase in electrical demand and increased investment costs for existing or new electrical systems. These types of initiatives and/or mandates could result in increased costs associated with permitting and siting of new technologies and delayed installation and start-up timelines. In addition, financial investments in older carbon intensive technologies may not be fully realized.

WEC Energy Group has set goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050. WEC Energy Group also believes it will be in a position to eliminate coal as an energy source by the end of 2032.

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

The ability to achieve these reductions in CO2 and methane emissions depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility systems, and the ability of WEC Energy Group to execute its capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under Treasury Regulations and guidance issued in connection with the IRA, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing or limiting the use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse

2023 Form 10-K	17	Wisconsin Public Service Corporation

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. Under the IRA, a transferability option also allows us to sell these tax credits to third parties. This is a new market that may require additional regulations and guidance from taxing authorities. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, resulting in a material adverse impact on our financial condition and results of operations. The imposition of additional taxes, tariffs, or other assessments related to renewable energy projects or the equipment necessary to generate or deliver it, as well as any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

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

We are subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject us to higher operating costs. If we are found to be in noncompliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties, or damage to our reputation.

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

Public health crises, including epidemics and pandemics, and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact WEC Energy Group's ability to implement its corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.

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

2023 Form 10-K	18	Wisconsin Public Service Corporation

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

Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises, including epidemics and pandemics; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; delays in the replacement of aging infrastructure; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cybersecurity intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, and unanticipated capital expenditures. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

Insurance, warranties, performance guarantees, or recovery through the regulatory process may not cover any or all of these lost revenues or increased expenses, which could adversely affect our results of operations and cash flows.

Our natural gas operations depend upon the availability of adequate interstate pipeline transportation capacity and natural gas.

We purchase almost all of our natural gas supply from interstate sources that must be transported to our service territory. Interstate pipeline companies transport the natural gas to our natural gas systems under firm service agreements that are designed to meet the requirements of our core markets. A significant disruption to interstate pipelines capacity or reduction in natural gas supply due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze-off of natural gas wells, terrorist or physical attacks, cyberattacks, other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections or regulations and laws enacted to address climate change or other environmental matters, could reduce the normal interstate supply of natural gas and thereby significantly disrupt our operations and/or reduce earnings.
Our operations are subject to various conditions that can result in fluctuations in energy sales to customers, including customer growth and general economic conditions in our service area, varying weather conditions, and energy conservation efforts.

Our results of operations and cash flows are affected by the demand for electricity and natural gas, which can vary greatly based upon:

•Fluctuations in customer growth and general economic conditions in our service area. Customer growth and energy use can be negatively impacted by population declines as well as economic factors in our service territory, including workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. Our electric and natural gas operations are impacted by economic cycles and the competitiveness of the commercial and industrial customers we serve. Any economic downturn, disruption of financial markets, or reduced incentives by state government for economic development could adversely affect the financial condition of our customers and demand for their products or services. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills.
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
•Our customers' continued focus on energy conservation. Our customers' use of electricity and natural gas has decreased as a result of continued individual conservation efforts, including the use of more energy efficient technologies, and could be further reduced by new building codes, DERs, energy storage technology, and private solar. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of

2023 Form 10-K	19	Wisconsin Public Service Corporation

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

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territory. If climate changes occur that result in extreme temperatures in our service territory, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles or damage to other operating equipment, which could result in us incurring significant restoration costs and foregoing sales of energy and lost revenues. Extreme weather in summer could cause electric load to be interrupted or certain customers to be curtailed who participate in load management programs. Additionally, an extreme weather event could also cause the cost of natural gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although we have a regulatory mechanism in place for recovering all prudently incurred natural gas costs, our regulators could disallow recovery or order the refund of any costs determined to be imprudent.

In addition, our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as wind storms, including derecho events, floods, tornadoes, snow and ice storms, or abnormal levels of precipitation. Extreme weather may result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs or unanticipated capital expenditures. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

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

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders, including heightened emphasis on environmental, social, and governance concerns.

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

2023 Form 10-K	20	Wisconsin Public Service Corporation

Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Protracted, expanding or escalating regional conflicts, including the conflicts in Ukraine, Israel, and parts of the Middle East, as well as strained relationships between the United States and other countries related to such conflicts, could further contribute to current domestic and global supply chain disruptions that are delaying the delivery, and in some cases resulting in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement our corporate strategy for continued utility and infrastructure growth, including our renewable energy projects.

Moreover, prices of equipment, materials, and other resources have increased as a result of these supply chain disruptions and may continue to increase in the future, as a result of inflation. Increases in inflation raise our costs for labor, materials, and services, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our financial condition and results of operations.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy generating facilities as part of WEC Energy Group's ESG Progress Plan and its goal to be net carbon neutral by 2050.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and delays, increasing material costs, government tariffs, and other factors, could impact the timing of completion of our renewable projects. For example, the UFLPA's prohibition on imports of solar panels manufactured with certain silica-based products originating in Xinjiang, China, has delayed the release of solar panels to us for our renewables projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; the impact of public health crises, including epidemics and pandemics; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

Certain of these projects require the approval of the PSCW. If construction of PSCW-approved projects should materially and adversely deviate from the schedules, estimates, and/or projections on which the approval was based, the PSCW may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value. In addition, the PSCW, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed.

We sometimes enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.

To the extent that delays occur, costs become unrecoverable, tax credits are lost or lose value, or we or third parties with whom we invest and/or partner otherwise become unable to effectively manage and complete capital projects, our results of operations, cash flows, and financial condition may be adversely affected.

Our operations are subject to risks beyond our control, including but not limited to, cybersecurity intrusions, terrorist or other physical attacks, acts of war, or unauthorized access to personally identifiable information.

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access

2023 Form 10-K	21	Wisconsin Public Service Corporation

due to physical or cybersecurity intrusions caused by human error, vendor bugs, terrorist or other physical attacks (including potential attacks on our substations and other electric distribution equipment), acts of war, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised. Cybersecurity attacks, including attacks targeting utility systems and other critical infrastructure may increase during periods of heightened or escalating geopolitical tensions.

We operate in an industry that requires the use of sophisticated information technology systems and network infrastructure, which in turn control an interconnected network of generation, distribution, and transmission systems shared with third parties. A successful physical or cybersecurity intrusion may occur despite our security measures or those we require of our vendors, including compliance with reliability and critical infrastructure protection standards. Successful cybersecurity intrusions, including those targeting the electronic control systems used at our generating facilities and electric and natural gas transmission and distribution systems, could disrupt our operations and result in loss of service to customers. Attacks may come through ransomware, software updates or patches, or firmware that hackers can manipulate. These intrusions may cause unplanned outages at our power plants, which may reduce our revenues or cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses. The risk of such intrusions may also increase our capital and operating costs as a result of having to implement increased security measures for protection of our information technology and infrastructure.

Our continued efforts to integrate, consolidate, and streamline our operations with those of WEC Energy Group's other subsidiaries have also resulted in increased reliance on current and recently completed projects for technology systems. The failure to enhance existing information technology systems and implement new technology, could adversely affect our operations. We implement procedures to protect our systems, but we cannot guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems are adequate to safeguard against all security breaches. The failure of any of these or other similarly important technologies, or our inability to support, update, expand, and/or integrate these technologies with those of our affiliates could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

Our business requires the collection and retention of personally identifiable information of our customers and employees, who expect that we will adequately protect such information. In some cases, we rely on third-party hosted services to support our business operations. Malicious actors may target these providers to disrupt the services they provide to us, or to use those third parties to attack us. Security breaches of our or our third-party service providers' systems may expose us to a risk of loss or misuse of confidential and proprietary information. A significant theft, loss, or fraudulent use of personally identifiable information may lead to potentially large costs to notify and protect the impacted persons, and/or could cause us to become subject to significant litigation, costs, liability, fines, or penalties, any of which could materially and adversely impact our results of operations as well as our reputation with customers and regulators, among others. In addition, we may be required to incur significant costs associated with governmental actions in response to such intrusions or to strengthen our information and electronic control systems. We may also need to obtain additional insurance coverage related to the threat of such intrusions.

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

2023 Form 10-K	22	Wisconsin Public Service Corporation

cells, and related energy storage devices, have technologically improved and have become more cost competitive than they were in the past.

Recently enacted legislation, including the IRA and the Infrastructure Investment and Jobs Act, promotes the construction and cost-effectiveness of renewable energy generation, including distributed generation technologies, for self-supply of electricity by our customers and third parties. Increased use of technologies such as private solar and battery storage in our service territories could reduce our recovery of fixed costs, could result in customers leaving the electric distribution system, and could cause an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies could result in us not being able to fully recover the costs and investment in generation. In December 2022, the PSCW issued a declaratory ruling finding that a third-party financed DER is not a “public utility” under Wisconsin law. Although the finding was limited to the specific facts and circumstances of the lease presented in that petition and is being appealed, similar findings or a broader policy position could have a material adverse impact on our business operations.

Federal and state regulations and other efforts designed to promote and expand the use of distributed generation technologies also incentivize modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect to these distributed generation technologies. Other legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production.

In addition, we cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

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

Inherent in natural gas distribution activities are a variety of hazards and operational risks, such as leaks, accidental explosions, and mechanical problems, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. Further, delays in the replacement of aging infrastructure may lead to increased costs and disruptions in operations that could also negatively impact our financial results.

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

2023 Form 10-K	23	Wisconsin Public Service Corporation

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

We rely on access to credit and capital markets to support our capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities. In addition, we rely on a committed bank credit agreement as back-up liquidity, which allows us to access the low cost commercial paper markets. The availability of credit depends upon the ability of banks providing commitments under the facility to provide funds when their obligations to do so arise. Systemic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the credit agreement.

Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, on competitive terms and rates. Continued elevation of, or further increases in, interest rates may adversely affect our results of operations and our ability to earn our approved rate of return. High interest rates may also impair our ability to cost-effectively finance capital expenditures and to refinance maturing debt.

Our access to the credit and capital markets could be limited, or our cost of capital significantly increased, due to any of the following risks and uncertainties:

•A rating downgrade;
•Failure to comply with debt covenants;
•An economic downturn or uncertainty;
•Prevailing market conditions and rules;
•Political tensions, including civil unrest and election volatility;
•Concerns over foreign economic conditions;
•Changes in tax policy;
•Changes in investment criteria of institutional investors or banks, including any policies that would limit or restrict funding for companies with fossil fuel-related investments;
•War or the threat of war; and
•The overall health and view of the utility and financial institution industries.

If any of these risks or uncertainties limit our access to the credit and capital markets or significantly increase our cost of capital, it could limit our ability to implement, or increase the costs of implementing, our business plan, which, in turn, could materially and adversely affect our results of operations, cash flows, and financial condition.

2023 Form 10-K	24	Wisconsin Public Service Corporation

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

Fluctuating commodity prices could negatively impact our operations.

Our operating and liquidity requirements are impacted by changes in the forward and current market prices of natural gas, coal, electricity, renewable energy credits, and ancillary services.

We burn natural gas in several of our electric generation plants and as a supplemental fuel at one of our coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. The cost of natural gas may increase because of disruptions in the supply of natural gas due to a curtailment in production or distribution, international market conditions, the demand for natural gas, and the availability of shale gas and potential regulations and/or other government action affecting its accessibility.

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

2023 Form 10-K	25	Wisconsin Public Service Corporation

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

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in law in Wisconsin could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. In addition, legislation or regulation that supports distributed energy technologies or that allows third party sales from such technologies could result in further competition. This increased competition in the retail and wholesale markets could have a material adverse financial impact on us.

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

Volatility in the securities markets, interest rates, changes in assumptions, market conditions, and other factors may impact the performance of our benefit plan holdings and other investment funds.

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

2023 Form 10-K	26	Wisconsin Public Service Corporation

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a wholly-owned subsidiary of WEC Energy Group, our cybersecurity-related risks are managed by WEC Energy Group's cybersecurity risk management program.

WEC Energy Group's Board of Directors is responsible for general oversight of the risk environment and associated management policies and practices of WEC Energy Group and its subsidiaries, including us. The WEC Energy Group Board of Directors has delegated to its AOC the responsibility for oversight of our major risk categories and exposures, including with respect to cybersecurity, and management's processes to monitor and control them. The AOC meets regularly throughout the year and receives and reviews various risk management reports about IT/OT cybersecurity, data security, and physical security risk management reports, and discusses these matters with appropriate management and other personnel. WEC Energy Group's CEO (who also serves as our CEO) and its CAO regularly report to the AOC and the WEC Energy Group Board of Directors about cybersecurity matters and risks as well as the adequacy and effectiveness of the cybersecurity risk management program.

To foster an enterprise-wide approach to risk management, WEC Energy Group has established an ERSC chaired by its CEO and comprised of a cross-functional group of senior leaders from across WEC Energy Group's organization. The ERSC regularly reviews key risk areas and oversees the development and implementation of effective compliance and risk management practices, including the use of internal and external audits. WEC Energy Group's Board of Directors and the AOC receive reports regarding the same. Governance of WEC Energy Group's cybersecurity risk management program is overseen by the ERSC, along with steering committees for information security, operational technology security, third-party vendor security controls, Sarbanes-Oxley security controls, and North American Electric Reliability Corporation Critical Infrastructure Protection compliance.

WEC Energy Group's CAO is responsible for enterprise-wide information technology services and cybersecurity system strategy. In this capacity, the CAO oversees the cybersecurity risk management program, which is maintained and implemented by the Enterprise Security Director. WEC Energy Group's CAO has 24 years of experience at the company, during which time she has held a number of management and leadership positions, including Chief Information Officer, through which she has developed expertise in WEC Energy Group's IT/OT cybersecurity, data security, and physical security environment and risk profile.

The Enterprise Security Director, in collaboration with her team, is responsible for IT/OT cybersecurity, data security, and physical security. The Enterprise Security Director identifies, evaluates, and facilitates mitigation of cyber, data, and physical security risks and reports on cybersecurity matters and risks to the ERSC and the AOC. The Enterprise Security Director has over 26 years of experience in IT/OT cybersecurity, data security and physical security, and is a certified information system security professional. She is also a member of numerous state and national cybersecurity organizations.

Cybersecurity Risk Management Program

Our cybersecurity-related risks are managed through monitoring, defense and response tools, audits and assessments of the program’s effectiveness, industry collaboration, and employee training and awareness. WEC Energy Group's cybersecurity risk management program utilizes the cybersecurity framework and maturity models from the National Institute of Standards and Technology and the United States Department of Energy to continually assess its maturity. This includes regular internal security

2023 Form 10-K	27	Wisconsin Public Service Corporation

audits and vulnerability assessments, as well as regular engagement with third-party security experts for external assessments of WEC Energy Group's security controls, including technical, physical, and social aspects. To better comprehend the scope and magnitude of any active threats to our industry and nation and their potential impact on our IT/OT systems, we communicate with other utility companies, government agencies, and other sectors of the economy concerning cybersecurity incidents. All employees are required to complete training annually regarding information security and acceptable use of corporate electronic resources. Annual role-based cybersecurity training as well as ongoing participation in a corporate phishing campaign program, is also required of employees and contractors. In addition, as part of the cybersecurity program, WEC Energy Group has established controls and procedures to assess the adequacy of controls in place at third-party vendors to protect our corporate information, including restricted and confidential restricted information we provide to third-party vendors, their employees, or authorized agents. These third-party vendors are also subject to a background investigation prior to being granted physical or electronic access to the company's private property, or physical access to customer premises on behalf of the company.

As part of the cybersecurity program, WEC Energy Group has adopted a cybersecurity incident response plan (the “Plan”) designed to identify, evaluate, respond to, and resolve cybersecurity incidents impacting IT/OT systems. Pursuant to the terms of the Plan, WEC Energy Group has established a CSIRT Steering Committee which includes, among others, WEC Energy Group's Chief Financial Officer (who also serves as our Chief Financial Officer), CAO, and the Enterprise Security Director. The CSIRT Steering Committee is responsible for overseeing and implementing the Plan in the event of a cybersecurity threat or incident and provides updates regarding the status of the response to senior management, including WEC Energy Group's CEO, who provide updates and reports regarding cybersecurity incidents to the AOC and/or the WEC Energy Group Board of Directors at regularly scheduled meetings or more frequently, as needed.

In response to an identified cybersecurity incident, or as it deems appropriate, the CSIRT Steering Committee will assemble and oversee a CSIRT, comprised of appropriate personnel and subject matter experts depending on the scope and severity of the incident, relevant or impacted business units and entities, and type of information or systems potentially compromised by the cybersecurity incident. When assembled, the CSIRT is responsible for developing and implementing an overall response strategy to contain, control, and remediate the cybersecurity incident, including securing affected systems and/or information, mitigating harmful effects of the incident, preventing further compromises, and communicating information to affected parties, regulatory agencies and law enforcement, as necessary. The CSIRT may seek assistance from or engage external support providers including legal counsel, outside technology or forensic experts, investigation service providers, and others, as appropriate, to assist in the response to the incident, based on its nature and scope. Pursuant to the Plan and at the direction of WEC Energy Group's CAO, the Enterprise Security Director will conduct a post-incident remediation analysis and report findings to the CSIRT Steering Committee. The Plan is tested and reviewed at least annually.

We have been subject to attempted cybersecurity attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. For information about cybersecurity risks to our business, see Item 1A. Risk Factors and the risk factor titled "Our operations are subject to risks beyond our control, including but not limited to, cybersecurity intrusions, terrorist or other physical attacks, acts of war, or unauthorized access to personally identifiable information."

2023 Form 10-K	28	Wisconsin Public Service Corporation

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

Electric Facilities

The following table summarizes information on our electric generation facilities, including wholly owned and jointly owned facilities, as of December 31, 2023:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Natural gas-fired plants
Fox Energy Center	Wrightstown, WI	Natural Gas	3	581
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	166
West Marinette	Marinette, WI	Natural Gas	3	158
Whitewater	Whitewater, WI	Natural Gas/Oil	1	121	(2)
Pulliam	Green Bay, WI	Natural Gas	1	82
Weston	Rothschild, WI	Natural Gas	7	65	(2)
Total natural gas-fired plants			16	1,173
Coal-fired plants
Weston	Rothschild, WI	Coal	2	713	(2) (5)
Columbia	Portage, WI	Coal	2	312	(2) (5)
Total coal-fired plants			4	1,025
Wind facilities
Crane Creek Wind Farm	Howard County, IA	Wind	66	99
Red Barn	Grant County, WI	Wind	28	82	(2)
Forward Wind	Fond du Lac County, WI	Wind	86	62	(2)
Total wind facilities			180	243
Solar facilities
Two Creeks	Manitowoc County, WI	Solar	48	100	(2)
Badger Hollow I	Iowa County, WI	Solar	41	100	(2)
Total solar facilities			89	200
Other renewable facilities
Hydro plants (17 in number)	WI	Hydro	50	46	(3) (4)
Total other renewable facilities			50	46
Total system			339	2,687

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2024 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    We jointly own these facilities with various other unaffiliated entities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on its percent of ownership. See Note 8, Jointly Owned Utility Facilities, for more information.

(3)     All of our hydroelectric facilities follow FERC guidelines and/or regulations.

(4)    WRPC owns and operates the Castle Rock and Petenwell units. We hold a 50.0% ownership interest in WRPC and are entitled to 50.0% of the total capacity at Castle Rock and Petenwell. Our share of capacity for Castle Rock and Petenwell is 7.0 MWs and 10.3 MWs, respectively.

(5)    WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1-2 and the planned retirement in 2031 of Weston Unit 3.

2023 Form 10-K	29	Wisconsin Public Service Corporation

As of December 31, 2023, we operated approximately 13,700 miles of overhead distribution lines and approximately 9,200 miles of underground distribution cable, as well as 116 electric distribution substations and approximately 198,800 line transformers.

Natural Gas Facilities

At December 31, 2023, our natural gas properties were located in northeastern Wisconsin and consisted of the following:

•Approximately 8,500 miles of natural gas distribution mains,
•Approximately 250 miles of natural gas transmission mains,
•Approximately 315,800 natural gas lateral services, and
•Approximately 90 natural gas distribution and transmission gate stations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2023 Form 10-K	30	Wisconsin Public Service Corporation

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock, as Integrys, a wholly owned subsidiary of WEC Energy Group, owns all of our outstanding common stock. See Note 11, Common Equity, for more information.

ITEM 6. RESERVED

2023 Form 10-K	31	Wisconsin Public Service Corporation

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation at its electric utilities, including us. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation. When taken together, the retirements and new investments in renewables and clean generation should better balance supply with demand, while maintaining reliable, affordable energy for our customers.

WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for its generation fleet is to be net carbon neutral by 2050.

As part of our path toward these goals, by the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group already has retired more than 1,900 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement by June 2026 of the jointly-owned Columbia Units 1-2 and the planned retirement in 2031 of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to the planned power plant retirements.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $7.0 billion from 2024-2028 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and
•250 MWs of battery storage.

2023 Form 10-K	32	Wisconsin Public Service Corporation

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including:

•1,125 MWs of combustion turbines;
•132 MWs of RICE natural gas-fueled generation; and
•the purchase of 100 MWs of additional capacity in West Riverside.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In July 2023, the PSCW approved the Renewable Pathway Pilot. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 40 MWs.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot and have since signed contracts for RNG for our natural gas distribution system, which will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. RNG began flowing in 2023.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

Included in the WEC Energy Group capital plan, is our proposed LNG storage facility that will provide approximately one Bcf of natural gas supply, which is needed to ensure gas supply for winter reliability.

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

2023 Form 10-K	33	Wisconsin Public Service Corporation

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information on our recent acquisitions.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2023 with the year ended December 31, 2022. For a similar discussion that compares our results for the year ended December 31, 2022 with the year ended December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in Part II of our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2023.

Earnings

Our earnings for the year ended December 31, 2023 were $260.2 million, compared with $235.0 million for the year ended December 31, 2022. See below for additional information on the $25.2 million increase in earnings.

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

2023 Form 10-K	34	Wisconsin Public Service Corporation

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the years ended December 31, 2023 and 2022 was $366.0 million and $335.4 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2023	2022	B (W)
Electric revenues	$1,312.1	$1,318.4	$(6.3)
Fuel and purchased power costs	388.1	515.5	127.4
Total electric margins	924.0	802.9	121.1

Natural gas revenues	369.3	466.8	(97.5)
Cost of natural gas sold	218.7	329.6	110.9
Total natural gas margins	150.6	137.2	13.4

Total electric and natural gas margins	1,074.6	940.1	134.5

Other operation and maintenance	434.3	362.5	(71.8)
Depreciation and amortization	226.9	199.8	(27.1)
Property and revenue taxes	47.4	42.4	(5.0)
Operating income	366.0	335.4	30.6

Other income, net	43.8	41.0	2.8
Interest expense	89.0	70.5	(18.5)
Income before income taxes	320.8	305.9	14.9

Income tax expense	62.3	71.9	9.6
Net income	$258.5	$234.0	$24.5

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$206.3	$206.8	$0.5
Transmission (1)	161.8	133.4	(28.4)
Regulatory amortizations and other pass through expenses (2)	66.2	40.8	(25.4)
Earnings sharing mechanism (3)	—	(21.6)	(21.6)
Other	—	3.1	3.1
Total other operation and maintenance	$434.3	$362.5	$(71.8)

(1)    Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2023 and 2022, $160.2 million and $155.0 million, respectively, of costs were billed to us by transmission providers.

During 2022, we amortized $19.0 million of the regulatory liability associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the lower transmission expense during 2022.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income. Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs, as well as certain costs associated with our jointly-owned Columbia plant. As a result, we defer as a regulatory asset or liability, the difference between these actual costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

2023 Form 10-K	35	Wisconsin Public Service Corporation

(3)    Represents operation and maintenance associated with the earnings sharing mechanism we have in place. In 2022, this amount was reduced by the $21.6 million amortization of certain regulatory liability balances associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. See Note 23, Regulatory Environment, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer class
Residential	2,952.1	3,033.8	(81.7)
Small commercial and industrial	4,010.1	4,039.9	(29.8)
Large commercial and industrial	3,830.5	3,962.6	(132.1)
Other	22.8	26.3	(3.5)
Total retail	10,815.5	11,062.6	(247.1)
Wholesale	1,279.6	1,587.1	(307.5)
Resale	376.8	332.5	44.3
Total sales in MWh	12,471.9	12,982.2	(510.3)

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer class
Residential	230.0	271.2	(41.2)
Commercial and industrial	179.0	205.5	(26.5)
Total retail	409.0	476.7	(67.7)
Transportation	474.3	487.4	(13.1)
Total sales in therms	883.3	964.1	(80.8)

	Year Ended December 31
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (7,354 Normal)	6,544	7,387	(11.4)%
Cooling (544 Normal)	596	718	(17.0)%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues decreased $6.3 million during 2023, compared with 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $121.1 million during 2023, compared with 2022. The significant factors impacting the higher electric utility margins were:

•An $85.3 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023.

•A $63.1 million year-over-year positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for

2023 Form 10-K	36	Wisconsin Public Service Corporation

future recovery or refund to customers. In 2022, we were unable to defer a portion of our under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

These increases in margins were partially offset by:

•An $18.8 million decrease in margins related to lower retail electric sales volumes, driven by the impact of unfavorable weather during 2023, compared with 2022. As measured by cooling degree days, 2023 was 17.0% cooler than 2022. As measured by heating degree days, 2023 was 11.4% warmer than 2022.

•A $10.9 million decrease in other revenues, primarily related to a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us. The decrease in reactive power revenues is substantially offset by a decrease in transmission expense related to a deferral of these revenues as a component of our transmission escrow, as approved by the PSCW in June 2023 and discussed below.

Natural Gas Revenues

Natural gas revenues decreased $97.5 million during 2023, compared with 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 26% during 2023, compared with 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $13.4 million during 2023, compared with 2022. The most significant factor impacting the higher natural gas utility margins was a $23.0 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $9.4 million decrease in margins from lower sales volumes, driven by the impact of unfavorable weather during 2023, compared with 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $103.9 million during 2023, compared with 2022. The significant factors impacting the increase in other operating expenses were:

•A $28.4 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $6.6 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation, as discussed in electric margins above.

•A $27.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $25.4 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•Amortization of $21.6 million in 2022 of a regulatory liability related to our earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above. See Note 23, Regulatory Environment, for more information.

•A $5.4 million increase in other operating and maintenance related to our power plants, driven by increases to certain plant-related regulatory assets in 2022 as a result of the December 2022 Wisconsin rate order as well as operating costs associated with Whitewater, which we purchased in January 2023. These increases were partially offset by lower severance during 2023.

•A $5.0 million increase in property and revenue taxes, driven by higher gross receipts and property taxes during 2023, compared with 2022.

2023 Form 10-K	37	Wisconsin Public Service Corporation

These increases in other operating expenses were partially offset by an $11.0 million decrease in electric and natural gas distribution expenses, driven by lower costs to maintain the distribution system and for storm restoration during 2023, compared with 2022.

Other Income, Net

Other income, net increased $2.8 million during 2023, compared with 2022, driven by higher AFUDC-Equity due to continued capital investment. See Note 24, Other Income, Net, for more information.

Interest Expense

Interest expense increased $18.5 million during 2023, compared with 2022, driven by the impact of higher long-term debt balances related to a $300.0 million issuance in November 2022, and higher short-term debt interest rates.

Income Tax Expense

Income tax expense decreased $9.6 million during 2023, compared with 2022, driven by a $13.8 million increase in PTCs, partially offset by higher pre-tax income.

Other Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2023	2022	B (W)
Net income	$1.7	$1.0	$0.7

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our business and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2023 with the year ended December 31, 2022. For a similar discussion that compares our cash flows for the year ended December 31, 2022 with the year ended December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2023.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$575.7	$288.2	$287.5
Investing activities	(638.0)	(419.0)	(219.0)
Financing activities	25.2	166.9	(141.7)

Operating Activities

Net cash provided by operating activities increased $287.5 million during 2023, compared with 2022, driven by:

•A $329.0 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs related to the natural gas sold to our customers during 2023, compared with 2022, primarily driven by a decrease in the price of natural gas.

2023 Form 10-K	38	Wisconsin Public Service Corporation

•A $39.9 million increase in cash from higher overall collections from customers during 2023, compared with 2022. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, for more information on our 2023 rate order.

•A $23.0 million decrease in cash paid for income taxes during 2023, compared with 2022, driven by increased tax credits used during 2023 as well as proceeds received in 2023 related to PTCs that were sold to a third party.

These increases in net cash provided by operating activities were partially offset by:

•A $57.9 million decrease in cash driven by collateral paid to counterparties during 2023, compared with collateral received from counterparties during 2022, as well as realized losses on derivative instruments recognized during 2023, compared with realized gains recognized during 2022.

•A $19.8 million decrease in cash from higher payments for interest, driven by the issuance of long-term debt in November 2022 and higher interest rates during 2023, compared with 2022.

•An $11.9 million decrease in cash related to higher payments for other operation and maintenance expenses. During 2023, our payments were higher associated with previous commitments to charitable projects and transmission costs, as well as due to the timing of payments for accounts payable.

Investing Activities

Net cash used in investing activities increased $219.0 million during 2023, compared with 2022, driven by:

•The acquisition of a 90% ownership interest in Red Barn in April 2023 for $143.8 million. See Note 2, Acquisitions, for more information.

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•A $20.0 million increase in cash paid for capital expenditures, which is discussed in more detail below.

•A $9.9 million decrease in cash received for the reimbursement of ATC's construction costs during 2023, compared with 2022.

•A $4.4 million decrease in cash for proceeds received in 2022 from the cash surrender of life insurance. There were no proceeds received from the cash surrender of life insurance during 2023.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2023	2022	Change in 2023 Over 2022
Capital expenditures	$453.8	$433.8	$20.0

The increase in cash paid for capital expenditures during 2023, compared with 2022, was driven by higher payments related to upgrades to our electric and natural gas distribution systems, partially offset by decreased capital expenditures for renewable energy projects.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

2023 Form 10-K	39	Wisconsin Public Service Corporation

Financing Activities

Net cash provided by financing activities decreased $141.7 million during 2023, compared with 2022, driven by:

•A $300.0 million decrease in cash due to the issuance of long-term debt during 2022. We did not issue any long-term debt during 2023.

•A $135.0 million decrease in cash related to higher dividends paid to our parent during 2023, compared with 2022, to balance our capital structure.

These decreases in cash were partially offset by:

•A $251.5 million increase in cash due to $115.4 million of net borrowings of commercial paper during 2023, compared with $136.1 million of net repayments of commercial paper during 2022.

•A $40.0 million increase in cash related to higher equity contributions received from our parent during 2023, compared with 2022, to balance our capital structure.

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

(in millions)
2024	$636.4
2025	799.5
2026	933.4
Total	$2,369.3

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 30 MWs of solar generation and 17 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $90 million, with construction of the solar portion and battery storage expected to be completed in 2024 and 2025, respectively.

2023 Form 10-K	40	Wisconsin Public Service Corporation

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

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation. Our share of the cost of this project is estimated to be approximately $81 million, with construction expected to be completed in 2026. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•In September 2023, we filed a request with the PSCW to exercise a second option to acquire an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin. In October 2023, we filed for approval to assign the second option to purchase West Riverside to WE. If approved, and we do not assign the option to WE, our share of the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close in 2024.

•We plan to enhance fuel flexibility at Weston Unit 4.

•In February 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility. The project will be located in Columbia County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation of this project. If approved, our share of the cost of this project is estimated to be approximately $96 million, with construction expected to be completed by the end of 2026. Approval for battery capacity at this project was also requested, which is not included in the current capital plan. We will continue to evaluate the timing, cost, and feasibility of the installation of batteries.

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

The construction of additional LNG facilities has been proposed as part of WEC Energy Group's 2024 -2028 capital plan, which includes us. The facilities would provide approximately four Bcf of natural gas supply (of which our portion is expected to be approximately one Bcf) and are expected to reduce the likelihood of constraints on the natural gas systems during the highest demand days of winter. The total cost of the four Bcf projects is estimated to be approximately $860 million.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt (excluding finance lease obligations) as of December 31, 2023:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments due on long-term debt	$1,401.3	$81.2	$144.9	$129.9	$1,045.3

Common Stock Dividends

During the years ended December 31, 2023, 2022, and 2021, we paid common stock dividends of $255.0 million, $120.0 million, and $260.0 million, respectively, to the sole holder of our common stock, Integrys. Any payment of future dividends is subject to

2023 Form 10-K	41	Wisconsin Public Service Corporation

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

In addition to our energy-related purchase obligations, we have commitments for other costs incurred in the normal course of business, including costs related to information technology services, meter reading services, maintenance and other service agreements for certain generating facilities, and various engineering agreements. Our estimated future cash requirements related to these purchase obligations, excluding energy-related obligations, are reflected below.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$18.2	$9.3	$6.5	$2.4	$—

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to land leases for our solar projects. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 19, Employee Benefits, for our expected contributions in 2024 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2023 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 9, Asset Retirement Obligations, Note 21, Commitments and Contingencies, and Note 16, Income Taxes, respectively.

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

2023 Form 10-K	42	Wisconsin Public Service Corporation

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings in 2024, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation.

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

At December 31, 2023, our current liabilities exceeded our current assets by $76.7 million. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $88.4 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets would be adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our credit facility and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2023, these trusts had investments of approximately $1.0 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 19, Employee Benefits.

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At December 31, 2023, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

2023 Form 10-K	43	Wisconsin Public Service Corporation

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Competitive Markets

Electric Utility Industry

The FERC supports large RTOs, which directly impacts the structure of the wholesale electric market. Due to the FERC's support of RTOs, MISO uses the MISO Energy Markets to carry out its operations, including the use of LMPs to value electric transmission congestion and losses. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us.

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

2023 Form 10-K	44	Wisconsin Public Service Corporation

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

In December 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A petition by the WUA to reopen or rehear the case expired without action by the PSCW. The WUA has filed an appeal which is pending consideration by the circuit court. The second petition was denied. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

United States Department of Commerce Complaints

In February 2022, a California based company filed a petition (Antidumping and Countervailing Duties) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China and requested that the DOC conduct a country-wide inquiry into each of the four countries. After investigation, in December 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China.

In August 2023, the DOC issued its final decision, substantially affirming its preliminary determination that circumvention was occurring in each of the four Southeast Asian countries noted above. In its decision, the DOC affirmed that the Biden Administration’s current 24-month tariff moratorium will remain in effect until June 6, 2024, subject to certain use and installation requirements, at which time tariffs are expected to resume. In December 2023, two U.S. solar manufacturers filed a challenge to this moratorium in the United States Court of International Trade.

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

2023 Form 10-K	45	Wisconsin Public Service Corporation

the Infrastructure Investment and Jobs Act will accelerate investment in projects that will help us meet our net zero emission goals to the benefit of our customers, the communities we serve, and our company.

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. Under this new IRA transferability option, we entered into a sales agreement in September 2023 to sell substantially all of our 2023 PTCs to a third party. See Note 1(n), Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

Environmental Matters

See Note 21, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, and land quality.

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

Embedded within our rates are amounts to recover fuel, natural gas, and purchased power costs. We have recovery mechanisms in place that generally allow us to recover or refund all or a portion of the changes in prudently incurred fuel, natural gas, and purchased power costs from rate case-approved amounts. See Item 1. Business – D. Regulation for more information on these mechanisms.

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory during 2023 and 2022, as measured by degree days, may be found in Results of Operations.

2023 Form 10-K	46	Wisconsin Public Service Corporation

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2023 and 2022, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $3.1 million and $1.9 million in 2023 and 2022, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2023	Expected Return on Assets in 2024
Pension trust funds	$713.7	6.75%
OPEB trust funds	$271.9	6.50%

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

2023 Form 10-K	47	Wisconsin Public Service Corporation

infrastructure in accordance with WEC Energy Group's capital plan, which includes us. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Public health crises, including epidemics and pandemics, could adversely affect our business functions, financial condition, liquidity, and results of operations.

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

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – Fluctuating commodity prices could negatively impact our operations.

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

2023 Form 10-K	48	Wisconsin Public Service Corporation

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

For the market approach, we used a higher weighting for the guideline public company method than the guideline merged and acquired company method due to a low number of mergers and acquisitions in recent years. The guideline public company method uses financial metrics from similar utility companies to determine fair value. The guideline merged and acquired company method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. We applied multiples derived from these two methods to the appropriate operating metrics for our reporting unit to determine fair value.

The underlying assumptions and estimates used in the impairment test were made as of a point in time. Subsequent changes in these assumptions and estimates could change the result of the test.

At July 1, 2023, the fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

See Note 10, Goodwill and Intangible Assets, for more information.

Long-Lived Assets

In accordance with ASC 980-360, Regulated Operations – Property, Plant, and Equipment, we periodically assess the recoverability of certain long-lived assets when events or changes in circumstances indicate that the carrying amount of those long-lived assets may not be recoverable. Examples of events or changes in circumstances include, but are not limited to, a significant decrease in the market price, a significant change in use, a regulatory decision related to recovery of assets from customers, adverse legal factors or a change in business climate, operating or cash flow losses, or an expectation that the asset might be sold or abandoned. See Note 1(j), Asset Impairment, for our policy on accounting for abandonments and recently completed plant subject to disallowance.

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

2023 Form 10-K	49	Wisconsin Public Service Corporation

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2023 Pension Cost
Discount rate	(0.5)	$34.5	$(0.5)
Discount rate	0.5	(32.6)	(2.9)
Rate of return on plan assets	(0.5)	N/A	3.8
Rate of return on plan assets	0.5	N/A	(3.8)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2023 Postretirement Benefit Cost
Discount rate	(0.5)	$7.0	$0.6
Discount rate	0.5	(6.6)	(0.5)
Health care cost trend rate	(0.5)	(5.0)	(0.9)
Health care cost trend rate	0.5	5.6	1.0
Rate of return on plan assets	(0.5)	N/A	1.3
Rate of return on plan assets	0.5	N/A	(1.3)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.75% in 2023 and 7.00% in 2022 and 2021. The actual rate of return on pension plan assets, net of fees, was 10.43%, (16.93)%, and 10.19% in 2023, 2022, and 2021, respectively.

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

2023 Form 10-K	50	Wisconsin Public Service Corporation

revenue estimate. Total unbilled utility revenues were $64.1 million and $92.4 million as of December 31, 2023 and 2022, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

We expect our 2024 annual effective tax rate to be between 19.5% and 20.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2023 Form 10-K	51	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Wisconsin Public Service Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wisconsin Public Service Corporation (the "Company") as of December 31, 2023 and 2022, the related statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

2023 Form 10-K	52	Wisconsin Public Service Corporation

Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Current and Future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered through rates. The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by the Company’s regulators. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and/or (2) a refund to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:

•We tested the effectiveness of management’s controls over regulatory assets and liabilities, including management’s controls over the identification of costs recorded as regulatory assets and liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We inquired of Company management and independently obtained and read: (1) relevant regulatory orders issued by the Commissions for the Company, (2) Company filings with the Commissions, (3) filings made by intervenors and (4) other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. To assess completeness, we evaluated the information obtained and compared it to management’s recorded regulatory asset and liability balances.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s analysis regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 22, 2024

We have served as the Company's auditor since 2002.

2023 Form 10-K	53	Wisconsin Public Service Corporation

B. INCOME STATEMENTS

Year Ended December 31
(in millions)	2023	2022	2021
Operating revenues	$1,681.4	$1,785.2	$1,520.9

Operating expenses
Cost of sales	606.8	845.1	597.2
Other operation and maintenance	434.3	362.5	406.4
Depreciation and amortization	226.9	199.8	188.6
Property and revenue taxes	47.4	42.4	39.9
Total operating expenses	1,315.4	1,449.8	1,232.1

Operating income	366.0	335.4	288.8

Other income, net	45.9	42.3	38.2
Interest expense	89.0	70.5	64.7
Other expense	(43.1)	(28.2)	(26.5)

Income before income taxes	322.9	307.2	262.3
Income tax expense	62.7	72.2	31.2
Net income	$260.2	$235.0	$231.1

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2023 Form 10-K	54	Wisconsin Public Service Corporation

C. BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$1.4	$0.5
Accounts receivable and unbilled revenues, net of reserves of $10.9 and $11.7, respectively	219.2	267.8
Accounts receivable from related parties	35.7	31.8
Materials, supplies, and inventories	171.1	164.5
Prepaid taxes	48.9	58.4
Other prepayments	6.5	6.0
Other	20.5	36.1
Current assets	503.3	565.1

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,033.4 and $1,820.6, respectively	5,801.4	5,376.7
Regulatory assets	360.6	365.5
Goodwill	36.4	36.4
Pension and OPEB assets	284.5	282.1
Other	44.9	83.0
Long-term assets	6,527.8	6,143.7
Total assets	$7,031.1	$6,708.8

Liabilities and Equity
Current liabilities
Short-term debt	$310.3	$194.9
Accounts payable	118.5	176.9
Accounts payable to related parties	57.6	49.8
Other	93.6	98.2
Current liabilities	580.0	519.8

Long-term liabilities
Long-term debt	2,008.1	1,999.9
Deferred income taxes	924.4	860.7
Deferred ITCs	71.9	78.5
Regulatory liabilities	672.0	650.3
Environmental remediation liabilities	85.3	88.6
Other	135.7	127.7
Long-term liabilities	3,897.4	3,805.7

Commitments and contingencies (Note 21)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,782.0	1,616.8
Retained earnings	676.1	670.9
Common shareholder's equity	2,553.7	2,383.3
Total liabilities and equity	$7,031.1	$6,708.8

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2023 Form 10-K	55	Wisconsin Public Service Corporation

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2023	2022	2021
Operating activities
Net income	$260.2	$235.0	$231.1
Reconciliation to cash provided by operating activities
Depreciation and amortization	226.9	199.8	188.6
Deferred income taxes and ITCs, net	44.9	70.0	84.6
Pension and OPEB income	(7.6)	(25.3)	(12.8)
Net change in transmission regulatory asset and liability	1.5	(21.6)	3.0
Change in –
Accounts receivable and unbilled revenues, net	47.8	(56.6)	(24.5)
Materials, supplies, and inventories	(1.8)	(51.6)	(20.2)
Prepaid taxes	9.5	(18.4)	(1.0)
Collateral on deposit	10.7	(20.3)	(2.6)
Other current assets	2.0	(2.3)	(0.7)
Accounts payable	(45.4)	38.4	3.2
Other current liabilities	3.6	1.2	0.9
Other, net	23.4	(60.1)	(11.3)
Net cash provided by operating activities	575.7	288.2	438.3

Investing activities
Capital expenditures	(453.8)	(433.8)	(389.7)
Acquisition of Whitewater	(38.0)	—	—
Acquisition of Red Barn	(143.8)	—	—
Proceeds from cash surrender value of life insurance	—	4.4	—
Reimbursement for ATC's construction costs	0.1	10.0	—
Other, net	(2.5)	0.4	(8.0)
Net cash used in investing activities	(638.0)	(419.0)	(397.7)

Financing activities
Retirement of long-term debt	—	—	(400.0)
Issuance of long-term debt	—	300.0	450.0
Change in short-term debt	115.4	(136.1)	120.5
Payment of dividends to parent	(255.0)	(120.0)	(260.0)
Equity contribution from parent	165.0	125.0	55.0
Other, net	(0.2)	(2.0)	(6.4)
Net cash provided by (used in) financing activities	25.2	166.9	(40.9)

Net change in cash, cash equivalents, and restricted cash	(37.1)	36.1	(0.3)
Cash, cash equivalents, and restricted cash at beginning of year	38.5	2.4	2.7
Cash, cash equivalents, and restricted cash at end of year	$1.4	$38.5	$2.4

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2023 Form 10-K	56	Wisconsin Public Service Corporation

E. STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	231.1	231.1
Equity contribution from parent	—	55.0	—	55.0
Payment of dividends to parent	—	—	(260.0)	(260.0)
Stock-based compensation and other	—	0.1	0.1	0.2
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	235.0	235.0
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(120.0)	(120.0)
Stock-based compensation and other	—	0.3	—	0.3
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3
Net income	—	—	260.2	260.2
Equity contribution from parent	—	165.0	—	165.0
Payment of dividends to parent	—	—	(255.0)	(255.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at December 31, 2023	$95.6	$1,782.0	$676.1	$2,553.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2023 Form 10-K	57	Wisconsin Public Service Corporation

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

2023 Form 10-K	58	Wisconsin Public Service Corporation

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

The transaction price of the performance obligations for wholesale customers is valued using the rates, charges, terms, and conditions of service, which have been approved by the FERC. These wholesale rates include recovery of fuel and purchased power costs from customers on a one-for-one basis. For the majority of our wholesale customers, the price billed for energy and capacity is a formula-based rate. Formula-based rates initially set a customer's current year rates based on the previous year’s expenses. This is a predetermined formula derived from the utility’s costs and a reasonable rate of return. Because these rates are eventually trued up to reflect actual current-year costs, they represent a form of variable consideration in certain circumstances. The variable consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

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

Natural Gas Utility Operating Revenues

We recognize natural gas utility operating revenues under requirements contracts with residential, commercial and industrial, and transportation customers served under our tariffs. Tariffs provide our customers with the standard terms and conditions, including rates, related to the services offered. Requirements contracts provide for the delivery of as much natural gas as the customer needs. These requirements contracts represent discrete deliveries of natural gas and constitute a single performance obligation satisfied over time. Our performance obligation is both created and satisfied with the transfer of control of natural gas upon delivery to the customer. For most of our customers, natural gas is delivered and consumed by the customer simultaneously. A performance obligation can be bundled to consist of both the sale and the delivery of the natural gas commodity. In Wisconsin, our customers can purchase the commodity from a third party. In this case, the performance obligation only includes the delivery of the natural gas to the customer.

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

2023 Form 10-K	59	Wisconsin Public Service Corporation

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2023 and 2022.

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

(f) Materials, Supplies, and Inventories—Our inventories as of December 31 consisted of:

(in millions)	2023	2022
Materials and supplies	79.9	59.3
Fossil fuel	52.1	40.2
Natural gas in storage	39.1	65.0
Total	$171.1	$164.5

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

2023 Form 10-K	60	Wisconsin Public Service Corporation

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 2.93%, 2.67%, and 2.66% in 2023, 2022, and 2021, respectively.

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

See Note 7, Property, Plant, and Equipment, for more information.

(i) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC-Debt) used during plant construction, and a return on shareholders' capital (AFUDC-Equity) used for construction purposes. AFUDC-Debt is recorded as a reduction of interest expense, and AFUDC-Equity is recorded in other income, net.

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 7.46%, 7.55%, and 7.55% for 2023, 2022, and 2021, respectively. Our average AFUDC wholesale rates were 4.60%, 5.49%, and 1.04% for 2023, 2022, and 2021, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2023	2022	2021
AFUDC-Debt	$2.9	$2.3	$3.5
AFUDC-Equity	7.6	5.8	9.0

(j) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual goodwill impairment test. The carrying amount of our goodwill is considered not recoverable if the carrying amount of our net assets exceeds our fair value. An impairment loss is recorded as the excess of the carrying amount of the goodwill over its fair value. For our indefinite-lived intangible assets, an impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. An impairment loss is measured as the excess of the carrying amount of the intangible asset over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2023, 2022, and 2021. See Note 10, Goodwill and Intangible Assets, for more information.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. Long-lived assets that would be subject to an impairment assessment generally

2023 Form 10-K	61	Wisconsin Public Service Corporation

include any assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset over its fair value.

We assess the likelihood of a disallowance of part of the cost of recently completed plant by considering factors such as applicable regulatory environment changes, our own recent rate orders, as well as recent rate orders of other regulated entities in similar jurisdictions. When it becomes probable that part of the cost of recently completed plant will be disallowed for rate-making purposes, we assess whether a reasonable estimate of the amount of the disallowance can be made. The estimated amount of the probable disallowance will then be deducted from the reported cost of the plant and recognized as an impairment loss.

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

(l) Stock-Based Compensation—Our employees participate in the WEC Energy Group stock-based compensation plans. In accordance with the Omnibus Stock Incentive Plan, WEC Energy Group provides long-term incentives through its equity interests to its non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in WEC Energy Group common stock, cash, or a combination thereof. In addition to those shares of WEC Energy Group common stock that were subject to awards outstanding as of May 6, 2021, when the plan was last approved by shareholders, 9.0 million shares of WEC Energy Group common stock were reserved for issuance under the plan.

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

2023 Form 10-K	62	Wisconsin Public Service Corporation

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

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2023	2022	2021
Stock options granted	10,655	16,079	18,021

Estimated weighted-average fair value per stock option	$19.58	$14.71	$13.20

Assumptions used to value the options:
Risk-free interest rate	3.8% – 4.8%	0.2% – 1.6%	0.1% – 0.9%
Dividend yield	3.2%	3.2%	2.9%
Expected volatility	22.0%	21.0%	21.0%
Expected life (years)	8.3	8.7	8.7

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

The WEC Energy Group Performance Unit Plan was amended and restated, effective January 1, 2023. In accordance with the amended plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout for the awards granted in 2023 and 2024. The ultimate number of units awarded will be based on WEC Energy Group's total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and WEC Energy Group's performance against the weighted average authorized ROE of all of its utility subsidiaries (45%). In addition, the Compensation Committee selected the level of WEC Energy Group's stock price to earnings ratio compared to its peer companies as

2023 Form 10-K	63	Wisconsin Public Service Corporation

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023, under this transferability provision, WEC Energy Group entered into an agreement to sell substantially all of our 2023 PTCs to a third party. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We will also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

See Note 16, Income Taxes, for more information.

(o) Fair Value Measurements—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

2023 Form 10-K	64	Wisconsin Public Service Corporation

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

(q) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2023, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

(r) Employee Benefits—The costs of pension and OPEB plans are expensed over the periods during which employees render service. These costs are distributed among WEC Energy Group's subsidiaries based on current employment status and actuarial

2023 Form 10-K	65	Wisconsin Public Service Corporation

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

(t) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including CCR landfills and manufactured gas plant sites. See Note 9, Asset Retirement Obligations, for more information regarding CCR landfills and Note 21, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

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

We review our estimated costs of remediation annually for our manufactured gas plant sites and CCR landfills. We adjust the liabilities and related regulatory assets, as appropriate, to reflect the new cost estimates. Any material changes in cost estimates are adjusted throughout the year.

(u) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2023. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2023.

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

2023 Form 10-K	66	Wisconsin Public Service Corporation

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

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2023	December 31, 2022
Accounts receivable
Services provided to ATC	$0.7	$0.5
Amounts due from ATC for transmission infrastructure upgrades (1)	6.6	3.3
Accounts payable
Services received from ATC	12.0	9.1

(1)    The transmission infrastructure upgrades were primarily related to the construction of our renewable energy projects.

2023 Form 10-K	67	Wisconsin Public Service Corporation

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2023	2022	2021
Transactions with WE
Natural gas related sales to WE (1)	$1.3	$3.3	$2.9
Charges to WE for services and other items (2)	11.3	10.7	9.4
Charges from WE for services and other items (2)	16.2	13.3	11.8
Transactions with WG
Natural gas related sales to WG (1)	1.4	0.4	0.1
Transactions with UMERC
Natural gas related sales to UMERC (1)	3.1	4.0	2.6
Charges to UMERC for services and other items (2)	2.2	3.7	3.1
Transactions with Bluewater
Charges from Bluewater for storage service fees (3)	12.1	10.7	10.3
Charges from Bluewater for other operating fees (3)	2.7	2.3	1.0
Natural gas related sales to Bluewater (1)	1.9	1.9	1.9
Transactions with WBS
Charges to WBS for services and other items (2)	13.1	16.1	15.4
Charges from WBS for services and other items (2)	55.6	62.4	67.4	(5)
Transactions with ATC
Charges to ATC for services and construction	9.3	9.6	8.0
Charges from ATC for network transmission services	114.2	109.5	107.0
Net refund from ATC related to FERC ROE orders	—	—	2.3
Transactions with WRPC
Rental payments to WRPC (4)	2.5	1.9	1.9
Charges to WRPC for operations	0.4	0.4	0.6
Charges from WRPC for services	2.8	2.6	2.4

(1)    Includes amounts related to the sale of natural gas and/or pipeline capacity.

(2)    Includes amounts charged for services, pass through costs, asset and liability transfers, and other items in accordance with the approved AIA.

(3)    We have a long-term service agreement with a wholly owned subsidiary of Bluewater that was previously approved by the PSCW. Bluewater owns natural gas storage facilities in Michigan and provides a portion of our current storage needs.

(4)    We have an agreement with WRPC whereby we receive 50% of the energy generated from its hydroelectric power generation facilities.

(5)    Includes $5.4 million for the transfer of certain software assets from WBS.

2023 Form 10-K	68	Wisconsin Public Service Corporation

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

	Year Ended December 31
(in millions)	2023	2022	2021
Wisconsin Public Service Corporation
Electric utility	$1,309.9	$1,316.5	$1,176.7
Natural gas utility	368.0	465.5	338.8
Total revenues from contracts with customers	1,677.9	1,782.0	1,515.5
Other operating revenues	3.5	3.2	5.4
Total operating revenues	$1,681.4	$1,785.2	$1,520.9

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2023	2022	2021
Residential	$479.9	$460.4	$423.5
Small commercial and industrial	445.9	413.8	376.2
Large commercial and industrial	273.1	293.3	256.6
Other	8.7	8.8	8.4
Total retail revenues	1,207.6	1,176.3	1,064.7
Wholesale	79.2	95.4	86.7
Resale	17.8	27.3	11.4
Other utility revenues	5.3	17.5	13.9
Total electric utility operating revenues	$1,309.9	$1,316.5	$1,176.7

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2023	2022	2021
Residential	$219.8	$271.8	$202.0
Commercial and industrial	124.2	175.1	122.0
Total retail revenues	344.0	446.9	324.0
Transportation	22.3	20.1	19.4
Other utility revenues (1)	1.7	(1.5)	(4.6)
Total natural gas utility operating revenues	$368.0	$465.5	$338.8

(1)    Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

2023 Form 10-K	69	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2023	2022	2021
Late payment charges	$3.9	$3.8	$3.9
Rental revenues	0.3	0.3	0.1
Alternative revenues (1)	(0.7)	(0.9)	1.4
Total other operating revenues	$3.5	$3.2	$5.4

(1)    Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups.

NOTE 5—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	December 31, 2023	December 31, 2022
Accounts receivable and unbilled revenues	$230.1	$279.5
Allowance for credit losses	10.9	11.7
Accounts receivable and unbilled revenues, net (1)	$219.2	$267.8

Total accounts receivable, net – past due greater than 90 days (1)	$8.3	$8.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.4%	95.5%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2023, $124.0 million, or 56.6%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Year Ended December 31
(in millions)	2023	2022	2021
Balance at January 1	$11.7	$11.1	$18.3
Provision for credit losses	5.6	8.4	6.2
Provision for credit losses deferred for future recovery or refund	3.3	0.1	(7.0)
Write-offs charged against the allowance	(14.9)	(12.8)	(10.0)
Recoveries of amounts previously written off	5.2	4.9	3.6
Balance at December 31	$10.9	$11.7	$11.1

The allowance for credit losses decreased during the year ended December 31, 2023, primarily related to lower customer energy costs (driven by the warmer weather during the fourth quarter of 2023 when compared to the same quarter in 2022 and lower natural gas prices), which contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses. Customer write-offs also contributed to the decrease in the allowance for credit losses. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance.

The allowance for credit losses increased during the year ended December 31, 2022. We believe that the high energy costs that customers were seeing, which were driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses. The increase was substantially offset by customer write-offs related to collection practices returning to pre-pandemic levels, including the restoration of our ability to disconnect customers.

The allowance for credit losses decreased during the year ended December 31, 2021, primarily related to normal collection practices resuming in April 2021. Higher year-over-year natural gas prices drove an increase in gross accounts receivable balances, partially offsetting the decrease in the allowance for credit losses attributed to collection efforts.

2023 Form 10-K	70	Wisconsin Public Service Corporation

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2023	2022	See Note
Regulatory assets (1) (2)
Environmental remediation costs (3)	$121.5	$118.5	21
Pension and OPEB costs (4)	62.0	48.6	19, 23
Income tax related items	57.2	61.5	16
Plant retirement related items	38.4	43.1
AROs	18.8	15.6	1(k), 9
Derivatives	12.5	22.5	1(p)
Bluewater (5)	11.9	6.8
ReACT™	10.4	13.0	23
Uncollectible expense	8.9	5.6	5
Energy efficiency programs (6)	5.5	13.4
Other, net	13.5	16.9
Total regulatory assets	$360.6	$365.5

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $7.7 million and $9.6 million at December 31, 2023 and 2022, respectively.

(2)    As of December 31, 2023, we had $36.2 million of regulatory assets not earning a return. The regulatory assets not earning a return relate to certain environmental remediation costs. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    As of December 31, 2023, we had made cash expenditures of $36.2 million related to these environmental remediation costs. The remaining $85.3 million represents our estimated future cash expenditures.

(4)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(5)    Primarily relates to costs associated with our long-term service agreement with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, we defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(6)    Represents amounts recoverable from customers related to programs designed to meet energy efficiency standards.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2023	2022	See Note
Regulatory liabilities
Income tax related items	$331.4	$343.7	16
Removal costs (1)	191.2	186.5
Pension and OPEB benefits (2)	85.3	90.1	19, 23
Energy costs refundable through rate adjustments	36.3	9.9	1(d)
Derivatives	4.1	7.9	1(p)
Other, net	32.2	22.1
Total regulatory liabilities	$680.5	$660.2

Balance sheet presentation
Other current liabilities	$8.5	$9.9
Regulatory liabilities	672.0	650.3
Total regulatory liabilities	$680.5	$660.2

(1)    Represents amounts collected from customers to cover the future cost of property, plant, and equipment removals that are not legally required. Legal obligations related to the removal of property, plant, and equipment are recorded as AROs. See Note 9, Asset Retirement Obligations, for more information on our legal obligations.

2023 Form 10-K	71	Wisconsin Public Service Corporation

(2)     Primarily represents the unrecognized future pension and OPEB benefits related to our defined benefit pension and OPEB plans. We will amortize these regulatory liabilities into net periodic benefit cost over the average remaining service life of each plan.

Pulliam Power Plant

In connection with a MISO ruling, we retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $33.0 million at December 31, 2023, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2023 as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Pulliam units, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Edgewater Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $2.1 million at December 31, 2023, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2023 as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite depreciation rates approved by the PSCW before this generating unit was retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining net book value.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2023	2022
Electric – generation	$3,108.8	$2,736.5
Electric – distribution	2,338.5	2,184.9
Natural gas – distribution, storage, and transmission	1,266.3	1,184.5
Property, plant, and equipment to be retired, net	259.8	273.1
Other	513.3	493.1
Less: Accumulated depreciation	1,857.8	1,662.6
Net	5,628.9	5,209.5
CWIP	172.5	167.2
Total property, plant, and equipment	$5,801.4	$5,376.7

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current and other long-term liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2023	2022	2021
Severance liability at January 1	$2.7	$1.6	$—
Severance expense	—	1.1	1.6
Total severance liability at December 31	$2.7	$2.7	$1.6

2023 Form 10-K	72	Wisconsin Public Service Corporation

Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by June 2026. The total net book value of our ownership share of Columbia Units 1 and 2 was $259.8 million at December 31, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 8—JOINTLY OWNED UTILITY FACILITIES

We hold joint ownership interests in certain electric generating facilities. We are entitled to our share of generating capability and output of each facility equal to our respective ownership interest. We have supplied our own financing for all jointly owned projects. We pay our ownership share of additional construction costs, fuel inventory purchases, and operating expenses, unless specific agreements have been executed to limit our maximum exposure to additional costs. We record our proportionate share of significant jointly owned electric generating facilities as property, plant, and equipment on the balance sheets. In addition, our proportionate share of direct expenses for the joint operation of these plants is recorded within operating expenses in the income statements.

Information related to jointly owned utility facilities at December 31, 2023 was as follows:

Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	In-Service /Acquisition Date	Operating Owner	Property, Plant, and Equipment	Accumulated Depreciation	CWIP
(in millions, except for percentages and MW)
Weston Unit 4 (1)	70.0%	384.8	2008	WPS	$613.3	$(227.3)	$0.5
Columbia Energy Center Units 1 and 2 (1) (5)	27.5%	312.3	1975 & 1978	WPL	433.1	(173.8)	3.5
Forward Wind (2)	44.6%	61.5	2008	WPS	119.3	(56.8)	—
Two Creeks (3)	66.7%	100.0	2020	WPS	136.9	(14.1)	—
Badger Hollow I (3)	66.7%	100.0	2021	WPS	146.2	(9.7)	0.1
Red Barn (2)	90.0%	82.4	2023	WPS	150.0	(3.2)	—
Weston RICE units (1)	50.0%	65.0	2023	WPS	91.7	(1.2)	—
Whitewater (1) (4)	50.0%	121.4	2023	WE	125.7	(93.6)	0.4

(1)    Capacity is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2024 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)    Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds.

(3)     Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(4)    Effective January 1, 2023, we, along with WE, completed the acquisition of Whitewater. See Note 2, Acquisitions, for more information.

(5)    These units are expected to be retired by June 2026. See Note 7, Property, Plant, and Equipment, for more information.

We, along with WE and an unaffiliated utility, received PSCW approval to construct Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 15%, or 45 MWs of solar generation of this project. Commercial operation of the solar facility is targeted for 2026. Our CWIP balance for Koshkonong was not significant as of December 31, 2023.

We, along with WE and an unaffiliated utility, received PSCW approval to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 15%, or 30 MWs of solar generation and 17 MWs of battery storage of this project. Commercial operation

2023 Form 10-K	73	Wisconsin Public Service Corporation

of the solar facility is targeted for 2024 and construction of the battery storage is expected to be completed in 2025. Our CWIP balance for Paris was $55.2 million as of December 31, 2023.

We, along with WE and an unaffiliated utility, received PSCW approval to construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 15%, or 37 MWs of solar generation of this project. Commercial operation of the solar facility is targeted for 2024. Our CWIP balance for Darien was $36.6 million as of December 31, 2023.

NOTE 9—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation facilities, office buildings, and service centers; the dismantling of solar and wind generation projects; the disposal of polychlorinated biphenyls-contaminated transformers; and the closure of CCR landfills at certain generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the PSCW.

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2023		2022		2021
Balance as of January 1	$55.1		$55.8		$45.5
Accretion	2.1		2.0		1.8
Additions	2.2	(1)	0.7		10.7	(4)
Revisions to estimated cash flows	1.6		1.4		(2.1)	(5)
Liabilities settled	(4.3)	(2)	(4.8)	(3)	(0.1)
Balance as of December 31	$56.7		$55.1		$55.8

(1)    AROs increased primarily as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Red Barn wind-powered generation project. See Note 2, Acquisitions, for more information.

(2)    AROs decreased primarily due to the partial settlement of AROs for landfill and ash pond closure activities.

(3)    AROs decreased primarily due to the partial settlement of AROs for landfill and ash pond closure activities.

(4)    AROs increased primarily due to the legal requirement to dismantle, at retirement, the Badger Hollow I solar generation project.

(5)    AROs decreased primarily due to revisions made to removal estimates for wind generation projects, offset by revisions made to the removal estimates for fly ash landfills and ash ponds.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2023 and 2022. We had no accumulated impairment losses related to our goodwill as of December 31, 2023.

During the third quarter of 2023, we completed our annual goodwill impairment test for goodwill we carried as of July 1, 2023. No impairment resulted from this test.

Intangible Assets

At December 31, 2023 and 2022, we had $5.3 million and $3.8 million, respectively, of indefinite-lived intangible assets, consisting of spectrum frequencies. During 2023, we purchased additional spectrum frequencies for $1.5 million. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

2023 Form 10-K	74	Wisconsin Public Service Corporation

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2023		2022	2021
Stock options	$1.0		$1.1	$1.1
Restricted stock	1.1		1.2	1.0
Performance units	(0.4)	(1)	3.9	0.4
Stock-based compensation expense	$1.7		$6.2	$2.5
Related tax benefit	$0.5		$1.7	$0.7

1)    The reduction in expense was due to a decrease in the fair value of the outstanding performance units.

Stock-based compensation costs capitalized during 2023, 2022, and 2021 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2023:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	62,168	$87.00
Granted	10,655	93.69
Transferred	2,454	75.82
Outstanding as of December 31, 2023	75,277	87.58	6.8	$0.3
Exercisable as of December 31, 2023	31,857	79.59	5.3	$0.3

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2023. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2023, and the option exercise price, multiplied by the number of in-the-money stock options. No stock options were exercised by our employees during the year ended December 31, 2023. The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.9 million and $0.3 million, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $2.4 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively. The actual tax benefit from option exercises for the same years was approximately $0.2 million and $0.1 million, respectively.

As of December 31, 2023, we expected to recognize approximately $0.3 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.6 years on a weighted-average basis.

During the first quarter of 2024, the Compensation Committee awarded 11,878 non-qualified WEC Energy Group stock options with an exercise price of $85.05 and a weighted-average grant date fair value of $16.20 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

2023 Form 10-K	75	Wisconsin Public Service Corporation

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2023:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2023	2,557	$93.84
Granted	1,587	93.69
Released	(1,233)	93.07
Transferred	74	93.68
Outstanding and unvested as of December 31, 2023	2,985	94.07

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.1 million for each of the years ended December 31, 2023, 2022, and 2021. The actual tax benefit from released restricted shares for the same years was not significant.

As of December 31, 2023, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.7 years on a weighted-average basis.

During the first quarter of 2024, the Compensation Committee awarded 2,783 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $85.05 per share.

Performance Units

During 2023, 2022, and 2021, the Compensation Committee awarded 6,905; 6,608; and 5,437 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $0.4 million, $0.7 million, and $1.2 million were settled during 2023, 2022, and 2021, respectively. The actual tax benefit from the distribution of performance units for the same years was $0.1 million, $0.2 million, and $0.2 million, respectively.

At December 31, 2023, our employees held 19,718 WEC Energy Group performance units, including dividend equivalents. A liability of $0.5 million was recorded on our balance sheet at December 31, 2023 related to these outstanding units. As of December 31, 2023, we expected to recognize approximately $2.3 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.9 years on a weighted-average basis.

During the first quarter of 2024, performance units held by our employees with an intrinsic value of $0.1 million were settled. The actual tax benefit from the distribution of these awards was not significant. In January 2024, the Compensation Committee also awarded 9,061 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

See Note 13, Short-Term Debt and Lines of Credit, for a discussion of certain financial covenants related to our short-term debt obligations.

2023 Form 10-K	76	Wisconsin Public Service Corporation

As of December 31, 2023, our restricted retained earnings totaled approximately $647 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2023 and 2022.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2023	2022
Commercial paper
Amount outstanding at December 31	$310.3	$194.9
Average interest rate on amounts outstanding at December 31	5.41%	4.60%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2023 was $151.4 million, with a weighted-average interest rate during the period of 5.17%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2023, we were in compliance with this ratio.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2023
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		1.3
Commercial paper outstanding		310.3
Available capacity under existing agreement		$88.4

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

2023 Form 10-K	77	Wisconsin Public Service Corporation

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding (excluding finance leases) as of December 31:

(in millions)	Interest Rate	Year Due	2023	2022
Senior Notes (unsecured)	5.35%	2025	$300.0	$300.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
	3.30%	2049	300.0	300.0
	2.85%	2051	450.0	450.0
Total			1,975.0	1,975.0
Unamortized debt issuance costs			(14.5)	(15.5)
Unamortized discount, net			(1.4)	(1.5)
Total long-term debt (1)			$1,959.1	$1,958.0

(1)    The amount of long-term debt on our balance sheet includes finance lease obligations of $49.0 million at December 31, 2023 and $41.9 million at December 31, 2022.

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt using the straight-line method and we include the costs in interest expense.

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under finance leases) as of December 31, 2023:

(in millions)	Payments
2024	$—
2025	300.0
2026	—
2027	—
2028	50.0
Thereafter	1,625.0
Total	$1,975.0

Our long-term debt obligations contain covenants related to payment of principal and interest when due and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

Obligations Under Finance Leases

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the timing of expense recognition associated with our finance leases is modified to conform to the rate treatment. Amortization of the right-of-use asset is modified so that the total of the imputed interest and amortization costs equals the lease expense that is allowed for rate-making purposes. The difference between this lease expense and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheets in accordance with Subtopic 980-842.

Land Leases – Utility Solar Generation

We have entered into various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term of approximately 50 years. Once a solar project achieves commercial operation, the lease liability is remeasured to reflect the final total acres being leased. Our payments related to these leases are being recovered through rates.

2023 Form 10-K	78	Wisconsin Public Service Corporation

Amounts Recognized in the Financial Statements and Other Information

Lease expense and cash payments related to our finance leases were not significant in 2023, 2022, or 2021. Other information related to these leases for the years ended December 31 are as follows:

Other information (dollar amounts in millions)	2023	2022	2021
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities	$6.6	$10.2	$2.6
Reduction of right of use asset and finance lease liability due to a remeasurement	—	—	(2.9)

Weighted average remaining lease term	48.4 years	49.0 years	49.6 years

Weighted average discount rate (1)	4.3%	3.9%	3.3%

(1)    Because these leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

The following table summarizes our finance lease right of use assets and obligations at December 31:

(in millions)	2023	2022	Balance Sheet Location
Right of use assets
Finance lease right of use assets, net (1)	$43.8	$38.0	Property, plant, and equipment, net

Lease obligations
Long-term finance lease liabilities	$49.0	$41.9	Long-term debt

(1)    Amounts are net of accumulated amortization of $3.1 million and $2.2 million at December 31, 2023 and 2022, respectively.

Future minimum lease payments under our finance leases and the present value of our net minimum lease payments as of December 31, 2023, were as follows:

(in millions)	Total Finance Leases
2024	$1.4
2025	1.6
2026	1.6
2027	1.7
2028	1.7
Thereafter	126.6
Total minimum lease payments	134.6
Less: Interest	(85.6)
Present value of minimum lease payments	49.0
Less: Short-term lease liabilities	—
Long-term lease liabilities	$49.0

As of February 22, 2024, we have not entered into any material leases that have not yet commenced.

2023 Form 10-K	79	Wisconsin Public Service Corporation

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2023	2022	2021
Current tax expense (benefit)	$17.8	$8.7	$(18.3)
Deferred income taxes, net	48.7	66.3	51.1
ITCs	(3.8)	(2.8)	(1.6)
Total income tax expense	$62.7	$72.2	$31.2

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2023		2022		2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$67.8	21.0%	$64.5	21.0%	$55.1	21.0%
State income taxes net of federal tax benefit	20.2	6.3%	19.5	6.3%	16.3	6.2%
PTCs, net	(14.4)	(4.5)%	(0.6)	(0.2)%	—	—%
Federal excess deferred tax amortization (1)	(5.7)	(1.8)%	(5.2)	(1.7)%	(5.2)	(2.0)%
Federal excess deferred tax amortization – Wisconsin unprotected (2)	(3.8)	(1.2)%	(3.8)	(1.2)%	(33.0)	(12.6)%
ITCs	(3.8)	(1.2)%	(2.8)	(0.9)%	(1.6)	(0.6)%
Other, net	2.4	0.8%	0.6	0.2%	(0.4)	(0.1)%
Total income tax expense	$62.7	19.4%	$72.2	23.5%	$31.2	11.9%

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

(2)    In accordance with the rate order received from the PSCW in December 2019, we amortized these unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

See Note 23, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate order.

2023 Form 10-K	80	Wisconsin Public Service Corporation

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2023	2022
Deferred tax assets
Tax gross up – regulatory items	$94.8	$99.9
Future tax benefits	8.8	3.5
Other	21.3	23.3
Total deferred tax assets	$124.9	$126.7

Deferred tax liabilities
Property-related	935.7	878.3
Employee benefits and compensation	66.7	62.2
Other	46.9	46.9
Total deferred tax liabilities	1,049.3	987.4
Deferred tax liability, net	$924.4	$860.7

Consistent with ratemaking treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal tax benefit carryforwards as of December 31, 2023 and 2022 are summarized in the tables below:

2023 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2023
Federal tax credit	$—	$8.8	2042
Balance as of December 31, 2023	$—	$8.8

2022 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2022
Federal tax credit	$—	$3.5	2041
Balance as of December 31, 2022	$—	$3.5

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2023 and 2022.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2023.

For the years ended December 31, 2023, 2022, and 2021, we recognized no interest expense and no penalties related to unrecognized tax benefits in our income statements. At December 31, 2023 and 2022, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

We do not anticipate any significant increases in the total amount of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions, we are no longer subject to federal income tax examinations by the IRS for years prior to 2020. As of December 31, 2023, we were subject to examination by the Wisconsin taxing authority for tax years 2019 through 2023.

2023 Form 10-K	81	Wisconsin Public Service Corporation

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.6	$1.3	$—	$1.9
FTRs	—	—	2.0	2.0
Coal contracts	—	0.3	—	0.3
Total derivative assets	$0.6	$1.6	$2.0	$4.2

Derivative liabilities
Natural gas contracts	$7.4	$0.5	$—	$7.9
Coal contracts	—	1.0	—	1.0
Total derivative liabilities	$7.4	$1.5	$—	$8.9

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.2	$0.5	$—	$1.7
FTRs	—	—	4.1	4.1
Coal contracts	—	1.8	—	1.8
Total derivative assets	$1.2	$2.3	$4.1	$7.6

Derivative liabilities
Natural gas contracts	$14.5	$2.4	$—	$16.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2023	2022	2021
Balance at the beginning of the period	$4.1	$1.4	$1.2
Purchases	6.3	11.7	3.1
Settlements	(8.4)	(9.0)	(2.9)
Balance at the end of the period	$2.0	$4.1	$1.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,959.1	$1,662.8	$1,958.0	$1,607.2

(1)    The carrying amount of long-term debt excludes finance lease obligations of $49.0 million and $41.9 million at December 31, 2023 and 2022, respectively.

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

2023 Form 10-K	82	Wisconsin Public Service Corporation

NOTE 18—DERIVATIVE INSTRUMENTS

Derivative assets and liabilities are included in the other current and other long-term line items on our balance sheets. The following table shows our derivative assets and derivative liabilities. None of the derivatives shown below were designated as hedging instruments.

	December 31, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$1.9	$7.4	$1.7	$16.3
FTRs	2.0	—	4.1	—
Coal contracts	0.3	0.7	1.4	—
Total current	4.2	8.1	7.2	16.3

Long-term
Natural gas contracts	—	0.5	—	0.6
Coal contracts	—	0.3	0.4	—
Total long-term	—	0.8	0.4	0.6
Total	$4.2	$8.9	$7.6	$16.9

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows for the years ended:

	December 31, 2023		December 31, 2022		December 31, 2021
(in millions)	Volumes	Gains (Losses)	Volumes	Gains	Volumes	Gains
Natural gas contracts	40.6 Dth	$(52.0)	33.4 Dth	$43.1	37.5 Dth	$21.8
FTRs	8.3 MWh	10.2	7.8 MWh	2.5	7.0 MWh	8.7
Total		$(41.8)		$45.6		$30.5

At December 31, 2023 and 2022, we had posted cash collateral of $15.9 million and $26.6 million, respectively.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$4.2	$8.9		$7.6	$16.9
Gross amount not offset on the balance sheet	(0.6)	(7.5)	(1)	(1.4)	(14.8)	(2)
Net amount	$3.6	$1.4		$6.2	$2.1

(1)    Includes cash collateral posted of $6.9 million.

(2)    Includes cash collateral posted of $13.4 million.

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

2023 Form 10-K	83	Wisconsin Public Service Corporation

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

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Change in benefit obligation
Obligation at January 1	$560.7	$773.1	$112.2	$146.9
Service cost	4.8	9.0	2.8	4.0
Interest cost	30.1	22.7	6.1	4.4
Net transfer from affiliates	—	—	—	0.3
Actuarial loss (gain)	25.3	(204.9)	16.7	(36.2)
Participant contributions	—	—	0.8	0.6
Benefit payments	(34.2)	(39.2)	(9.9)	(7.8)
Obligation at December 31	$586.7	$560.7	$128.7	$112.2

Change in fair value of plan assets
Fair value at January 1	$685.1	$859.4	$255.6	$303.6
Actual return on plan assets	62.2	(135.7)	24.5	(41.7)
Employer contributions	0.6	0.6	0.9	0.9
Participant contributions	—	—	0.8	0.6
Benefit payments	(34.2)	(39.2)	(9.9)	(7.8)
Fair value at December 31	$713.7	$685.1	$271.9	$255.6
Funded status at December 31	$127.0	$124.4	$143.2	$143.4

In 2023, we had actuarial losses related to our pension benefit obligations of $25.3 million and actuarial gains in 2022 of $204.9 million. The primary driver for the actuarial loss was the change in discount rate. Partially offsetting the loss in 2023, was higher than expected asset returns. The discount rate for our pension benefits was 5.15%, 5.50%, and 3.00% in 2023, 2022, and 2021, respectively.

In 2023, we had actuarial losses related to our OPEB benefit obligation of $16.7 million and actuarial gains in 2022 of $36.2 million. The primary driver for the actuarial loss was changes to medical trend assumptions and a lower discount rate in 2023. Partially offsetting the loss in 2023, was higher than expected asset returns. The discount rate for our OPEB benefits was 5.16%, 5.50%, and 2.98% in 2023, 2022, and 2021, respectively.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Pension and OPEB assets	$131.6	$129.5	$152.9	$152.6
Other long-term liabilities	4.6	5.1	9.7	9.2
Total net assets	$127.0	$124.4	$143.2	$143.4

The accumulated benefit obligation for the defined benefit pension plans was $548.1 million and $525.9 million at December 31, 2023 and 2022, respectively.

2023 Form 10-K	84	Wisconsin Public Service Corporation

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2023	2022
Accumulated benefit obligation	$4.7	$5.1

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2023	2022
Projected benefit obligation	$4.7	$5.1

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2023	2022
Accumulated benefit obligation	$14.5	$14.4
Fair value of plan assets	4.8	5.3

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$53.2	$56.1	$(28.1)	$(35.6)
Prior service credits	—	—	(21.0)	(31.2)
Total	$53.2	$56.1	$(49.1)	$(66.8)

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$4.8	$9.0	$10.6	$2.8	$4.0	$4.3
Interest cost	30.1	22.7	21.9	6.1	4.4	4.2
Expected return on plan assets	(51.3)	(55.2)	(51.8)	(16.3)	(21.0)	(20.4)
Plan curtailment	—	—	—	—	—	(6.4)
Amortization of prior service credit	—	—	—	(10.2)	(10.2)	(10.3)
Amortization of net actuarial loss (gain)	17.3	17.3	26.6	1.0	(2.5)	(3.7)
Net periodic benefit cost (credit)	$0.9	$(6.2)	$7.3	$(16.6)	$(25.3)	$(32.3)

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of December 31, 2023, we recorded a $6.7 million regulatory asset for pension costs and a $6.8 million regulatory asset for OPEB costs. The above table does not reflect any adjustments for the creation of these regulatory assets.

2023 Form 10-K	85	Wisconsin Public Service Corporation

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2023	2022	2023	2022
Discount rate	5.15%	5.50%	5.16%	5.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	4.50%	4.00%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	6.25%	6.50%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2031	2031
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.25%	6.00%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2030	2031

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2023	2022	2021
Discount rate	5.50%	3.00%	2.74%
Expected return on plan assets	6.75%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	4.00%	2.25%	2.25%

	OPEB Benefits
	2023	2022	2021
Discount rate	5.50%	2.98%	2.95%
Expected return on plan assets	6.50%	7.00%	7.00%
Assumed medical cost trend rate (Pre 65)	6.50%	5.70%	5.85%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2031	2028	2028
Assumed medical cost trend rate (Post 65)	6.00%	5.60%	5.70%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2031	2028	2028

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2024, the expected return on asset assumption is 6.75% for the pension plan and 6.50% for the OPEB plan.

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

Our pension trust target asset allocations are 25% equity investments, 55% fixed income investments, and 20% private equity and real estate investments. The OPEB trust has a target asset allocation of 45% equity investments, 45% fixed income investments, and 10% real estate investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income

2023 Form 10-K	86	Wisconsin Public Service Corporation

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

The following tables provide the fair values of our investments by asset class:

	December 31, 2023
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$52.0	$—	$—	$52.0	$32.6	$—	$—	$32.6
International equity	53.7	—	—	53.7	29.8	—	—	29.8
Fixed income securities: (1)
United States bonds	—	176.7	—	176.7	33.9	61.3	—	95.2
International bonds	—	22.8	—	22.8	—	2.9	—	2.9
	$105.7	$199.5	$—	$305.2	$96.3	$64.2	$—	$160.5
Investments measured at net asset value:
Equity securities				112.5				65.1
Fixed income securities				66.1				17.1
Other				229.9				29.2
Total				$713.7				$271.9

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2022
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$70.2	$—	$—	$70.2	$28.4	$—	$—	$28.4
International equity	61.3	—	—	61.3	27.3	—	—	27.3
Fixed income securities: (1)
United States bonds	—	130.7	—	130.7	50.2	32.6	—	82.8
International bonds	—	23.7	—	23.7	—	3.0	—	3.0
	$131.5	$154.4	$—	$285.9	$105.9	$35.6	$—	$141.5
Investments measured at net asset value:
Equity securities				141.6				58.6
Fixed income securities				53.0				24.7
Other				204.6				30.8
Total				$685.1				$255.6

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $0.6 million to the pension plans and $0.9 million to the OPEB plans in 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2023 Form 10-K	87	Wisconsin Public Service Corporation

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2024	$37.2	$8.8
2025	37.1	9.0
2026	37.3	9.4
2027	37.6	9.7
2028	38.0	9.9
2029-2033	190.8	50.1

Savings Plans

WEC Energy Group sponsors 401(k) savings plans that allow substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, which amounts are contributed to an employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $12.8 million, $11.7 million, and $11.0 million in 2023, 2022, and 2021, respectively.

NOTE 20—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At December 31, 2023, we reported two segments, which are described below.

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

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2023, 2022, and 2021.

2023 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,681.4	$—	$1,681.4
Other operation and maintenance	434.3	—	434.3
Depreciation and amortization	226.9	—	226.9
Other income, net	43.8	2.1	45.9
Interest expense	89.0	—	89.0
Income tax expense	62.3	0.4	62.7
Net income	258.5	1.7	260.2
Capital expenditures and asset acquisitions	635.6	—	635.6
Total assets	7,017.5	13.6	7,031.1

2023 Form 10-K	88	Wisconsin Public Service Corporation

2022 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,785.2	$—	$1,785.2
Other operation and maintenance	362.5	—	362.5
Depreciation and amortization	199.8	—	199.8
Other income, net	41.0	1.3	42.3
Interest expense	70.5	—	70.5
Income tax expense	71.9	0.3	72.2
Net income	234.0	1.0	235.0
Capital expenditures	433.8	—	433.8
Total assets	6,696.0	12.8	6,708.8

2021 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,520.9	$—	$1,520.9
Other operation and maintenance	406.4	—	406.4
Depreciation and amortization	188.6	—	188.6
Other income, net	36.8	1.4	38.2
Interest expense	64.7	—	64.7
Income tax expense	30.9	0.3	31.2
Net income	230.0	1.1	231.1
Capital expenditures	389.7	—	389.7
Total assets	6,224.3	11.4	6,235.7

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2023:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2024	2025	2026	2027	2028	Later Years
Electric utility:
Purchased power	2063	$310.6	$53.9	$54.9	$55.9	$50.5	$46.8	$48.6
Coal supply and transportation	2026	194.1	110.4	70.4	13.3	—	—	—
Other	2043	100.6	13.9	13.3	12.9	11.6	10.2	38.7
Natural gas utility supply and transportation	2048	376.5	57.5	31.5	21.5	21.4	20.1	224.5
Total		$981.8	$235.7	$170.1	$103.6	$83.5	$77.1	$311.8

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

2023 Form 10-K	89	Wisconsin Public Service Corporation

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•the development of additional sources of renewable electric energy supply, battery storage, and natural gas storage facilities;
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

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting the reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that supported the reconsideration, however, in August 2023 it announced that it is instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

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

2023 Form 10-K	90	Wisconsin Public Service Corporation

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine PM and determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. All counties within our service territory are in attainment with the current 2012 standards. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA did, however, take comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. The EPA finalized the rule on February 7, 2024 and lowered the primary annual PM2.5 level to 9 µg/m3. We expect our locations to be designated as attainment with the new standard. The secondary and 24-hour standards remain unchanged. The EPA will designate areas as attainment and nonattainment with the new standard by early 2026. The WDNR will need to draft and submit a SIP for the EPA's approval.

Climate Change

In May 2023, the EPA proposed GHG performance standards for existing fossil-fired steam generating and gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which had replaced the Clean Power Plan. For coal plants, no standards would apply under the proposed version of the rule until 2032, and after 2032 the applicable standard would depend on the unit's retirement date. For combined cycle natural gas plants above a 50% capacity factor, the proposed rule is highly dependent on the use of hydrogen as an alternative fuel, and on carbon capture technology. For simple cycle natural gas-fired combustion turbines, the proposed version of the rule does not include applicable limits as long as the capacity factor is less than 20%. The new Weston RICE project is not affected under the rule because each RICE unit is less than 25 MWs. We continue to evaluate the proposed rule to understand the impacts to our operations. A final rule is expected in the second quarter of 2024.

In May 2023, the EPA proposed to revise the NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. WEC Energy Group's ESG Progress Plan is heavily focused on reducing GHG emissions. The EPA has indicated that it anticipates a final rule in the second quarter of 2024.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities and LDC. In August 2023, the EPA also issued its proposed updates to amend reporting requirements for petroleum and natural gas systems, with an anticipated final rule to be issued in early 2024. We are currently evaluating the potential impact of the proposed rule, if any, on our operations.

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1 and 2 and the planned retirement in 2031 of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to these power plant retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

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

2023 Form 10-K	91	Wisconsin Public Service Corporation

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

We have received interim BTA determinations for Weston Units 3 and 4. We believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance expected in the first quarter of 2024.

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

The EPA also proposed requirements for legacy wastewaters and landfill leachate. We have reviewed the proposed requirements to determine potential costs and actions required for our facilities. We submitted comments to the EPA regarding these proposed requirements.

Waters of the United States

In January 2023, the EPA and the Army Corps (the agencies) together released a final rule effective in March 2023 that established standards for identifying which wetland or surface drainage features qualify as WOTUS based on its pre-2015 definition. The pre-2015 approach involved applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

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

We anticipate this final rule revision based on the Sackett decision may lead to a decreased number of projects that require Army Corps federal wetland permits. This decision also may affect the administration of some state programs. At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts.

2023 Form 10-K	92	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2023	2022
Regulatory assets	$121.5	$118.5
Reserves for future environmental remediation	85.3	88.6

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. As proposed, the rule would regulate previously exempt closed landfills.

We are actively engaged with our trade organizations and provided them information to include in their comments to the EPA. The EPA has indicated that it anticipates issuing a final rule in the second quarter of 2024. As proposed, the rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs.

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

2023 Form 10-K	93	Wisconsin Public Service Corporation

Consent Decrees

Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, we completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. We are working with the EPA on a closeout process for the Consent Decree and expect that process to begin in 2024.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. WPL started the process to close out this Consent Decree.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Year Ended December 31
(in millions)	2023	2022	2021
Cash paid for interest, net of amount capitalized	$87.6	$67.8	$63.2
Cash paid (received) for income taxes, net (1)	2.9	25.9	(55.2)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	24.8	30.3	15.5
Increase in receivables related to insurance proceeds	—	—	4.3
Liabilities accrued for software licensing agreement	—	1.5	—

(1)    Cash paid for income taxes in 2023 was net of $4.9 million of PTCs that were sold to a third party.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2023	2022	2021
Cash and cash equivalents	$1.4	$0.5	$2.4
Restricted cash included in other long-term assets	—	38.0	—
Cash, cash equivalents, and restricted cash	$1.4	$38.5	$2.4

At December 31, 2022, our restricted cash consisted of cash used during January 2023 to purchase a 50% interest in a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets. See Note 2, Acquisitions, for more information on the purchase of this facility.

2023 Form 10-K	94	Wisconsin Public Service Corporation

NOTE 23—REGULATORY ENVIRONMENT

2024 Limited Rate Case Re-Opener

In accordance with our rate order approved by the PSCW in December 2022, we filed a request with the PSCW in May 2023 for a limited electric rate case re-opener. The request reflected updated fuel costs and revenue requirements for the generation projects that were previously approved by the PSCW and were placed into service in 2023 or are expected to be placed into service in 2024.

On December 20, 2023, the PSCW issued a final written order approving an electric rate decrease of $32.7 million (2.6%) for our Wisconsin retail electric operations, effective January 1, 2024. This amount includes the incremental decrease to our revenue requirements resulting from updated fuel costs.

Our ROE and common equity component average were not addressed in the limited rate case re-opener.

2023 and 2024 Rates

In April 2022, we filed a request with the PSCW to increase our retail electric and natural gas rates. Our request was updated in July 2022 to reflect new developments that impacted the original proposal. The requested increase in electric rates was driven by capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; and changes in wholesale business with other utilities. Many of these investments had already been approved by the PSCW. The requested increase in natural gas rates primarily related to capital investments that had been made to maintain and improve safety and reliability.

In September 2022, we entered into a settlement agreement with certain intervenors to resolve most of the outstanding issues in our rate case; however, the PSCW declined to approve the settlement agreement. In December 2022, the PSCW issued a final written order approving electric and natural gas base rate increases, effective January 1, 2023. The final order reflected the following:

2023 base rate increase
Electric	$120.5	million	/	9.8%
Gas	$26.4	million	/	7.1%
ROE	9.8%
Common equity component average on a financial basis	53.0%

In addition to the above, the final order included the following terms:

•We will keep our current earnings sharing mechanism, under which, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.
•We were required to complete an analysis of alternative recovery scenarios for generating units that will be retired prior to the end of their useful life.
•We will not propose any changes to our real time pricing rates for large commercial and industrial electric customers through the end of 2024.
•We were required to lower monthly residential and small commercial electric customer fixed charges by $3.33 from previously authorized rates.
•We were required to offer an additional voluntary renewable energy pilot for commercial and industrial customers.
•We will continue to work with PSCW staff and other interested parties to develop alternative low income assistance programs. We, along with WE, also collectively contributed $4.0 million to the Keep Wisconsin Warm Fund.
•We were required to implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024.
•As discussed above, we were authorized to file a limited electric rate case re-opener for 2024.

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

2023 Form 10-K	95	Wisconsin Public Service Corporation

The final order reflected the following:

•We amortized, in 2022, certain previously deferred balances to offset approximately half of our forecasted revenue deficiency.
•We were able to defer any increases in tax expense due to changes in tax law that occurred in 2021 and/or 2022.
•We maintained our earnings sharing mechanism for 2022, with modification. The earnings sharing mechanism was modified to authorize us to retain 100.0% of the first 15 basis points of earnings above our then authorized ROE. The earnings sharing mechanism otherwise remained as previously authorized.

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

(3)    Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts. The rate order reflected all of the unprotected deferred tax benefits from the Tax Legislation being amortized evenly over four years, which resulted in approximately $5 million of previously deferred tax benefits being amortized each year. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

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

2023 Form 10-K	96	Wisconsin Public Service Corporation

NOTE 24—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2023	2022	2021
Non-service components of net periodic benefit costs	$35.4	$35.3	$26.8
AFUDC-Equity	7.6	5.8	9.0
Other, net	2.9	1.2	2.4
Other income, net	$45.9	$42.3	$38.2

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require additional disclosures, primarily related to income taxes paid and the rate reconciliation table. The amendments require disclosures on specific categories in the rate reconciliation table, as well as additional information for reconciling items that meet a quantitative threshold. For income taxes paid, additional disclosures are required to disaggregate federal, state, and foreign income taxes paid, with additional disclosures for income taxes paid that meet a quantitative threshold. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt these amendments beginning with our fiscal year ending on December 31, 2025, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require additional disclosures about reportable segments on an annual and interim basis. The amendments require disclosure of significant segment expenses that are (1) regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The amendments also require disclosure of an amount for other segment items and a description of its composition. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We plan to adopt these amendments beginning with our fiscal year ending on December 31, 2024, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

2023 Form 10-K	97	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2023 Form 10-K	98	Wisconsin Public Service Corporation

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

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2023 and 2022:

Fees	2023	2022
Audit fees (1)	$1,073,433	$1,077,794
Tax fees (2)	46,017	10,500
All other fees (3)	673	673
Total fees	$1,120,123	$1,088,967

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The AOC, which is comprised solely of independent directors, is responsible for reviewing and approving, in advance, all audit, audit-related, tax, and other services of the independent auditor. The AOC has the sole authority to select, evaluate, and where appropriate, terminate and replace the independent auditor.

The AOC is committed to ensuring the independence of the auditor, both in appearance as well as in fact. In order to assure continuing auditor independence, the AOC periodically considers whether there should be a regular rotation of the independent external audit firm. In addition, the AOC is directly involved in the selection of the independent auditor's lead audit partner.

2023 Form 10-K	99	Wisconsin Public Service Corporation

Pre-Approval Process

Before engagement of the independent auditor for the next year's audit, the independent auditor will submit (i) a description of all services anticipated to be rendered during the following year, as well as an estimate of the fees for each of the services, for the AOC to approve, and (ii) written confirmation that the performance of any non-audit services is permissible and will not impact the firm's independence. Annual pre-approval will be deemed effective for a period of twelve months from the date of the pre-approval, unless the AOC specifically provides for a different period. A fee level will be established for all permissible, pre-approved non-audit services. Any additional audit service, audit related service, tax service and other service must also be pre-approved.

The AOC delegated pre-approval authority to the AOC's chair. The AOC chair is required to report any pre-approval decisions at the next AOC meeting. Under the pre-approval policy, the AOC may not delegate to management its responsibilities to pre-approve services performed by the independent auditor.

Prohibited Activities are services prohibited by the SEC or by the Public Company Accounting Oversight Board to be performed by our independent auditor. These services include:

•bookkeeping or other services related to the accounting records or financial statements of WEC Energy Group or its subsidiaries;
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

In addition, the independent auditor may not provide any services, including personal financial counseling and tax services, to any officer or other employee of WEC Energy Group or its subsidiaries who serves in a financial reporting oversight role or to the chair of the AOC or to an immediate family member of these individuals, including spouses, spousal equivalents, and dependents.

2023 Form 10-K	100	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm (PCAOB No. 34).	52

	Income Statements for the three years ended December 31, 2023, 2022, and 2021.	54

	Balance Sheets as of December 31, 2023 and 2022.	55

	Statements of Cash Flows for the three years ended December 31, 2023, 2022, and 2021.	56

	Statements of Equity for the three years ended December 31, 2023, 2022, and 2021.	57

	Notes to Financial Statements.	58

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2023, 2022, and 2021.	104

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

	4.2*	First Supplemental Indenture, dated as of December 1, 1998, by and between WPS and Firstar Bank Milwaukee, N.A., National Association. (Exhibit 4C to Form 8-K filed 12/18/98.)

	4.3*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/30/06.)

	4.4*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/29/12.)

2023 Form 10-K	101	Wisconsin Public Service Corporation

Number		Exhibit
	4.5*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/18/13.)

	4.6*	Thirteenth Supplemental Indenture, dated as of August 14, 2019, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 08/14/19.)

	4.7*	Fourteenth Supplemental Indenture, dated as of November 18, 2021, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/18/21.)

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

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WPS.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

2023 Form 10-K	102	Wisconsin Public Service Corporation

Number		Exhibit
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

2023 Form 10-K	103	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2023	$11.7	$5.6	$3.3	$(9.7)	$10.9
December 31, 2022	11.1	8.4	0.1	(7.9)	11.7
December 31, 2021	18.3	6.2	(7.0)	(6.4)	11.1

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2023 Form 10-K	104	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ SCOTT J. LAUBER
Date:	February 22, 2024	Scott J. Lauber
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 22, 2024
Scott J. Lauber, Chairman of the Board, President, Chief Executive Officer and
Director -- Principal Executive Officer

/s/ XIA LIU	February 22, 2024
Xia Liu, Executive Vice President, Chief Financial
Officer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 22, 2024
William J. Guc, Vice President, Controller, and Assistant
Corporate Secretary -- Principal Accounting Officer

/s/ MARGARET C. KELSEY	February 22, 2024
Margaret C. Kelsey, Director

/s/ GALE E. KLAPPA	February 22, 2024
Gale E. Klappa, Director

/s/ WILLIAM MASTORIS	February 22, 2024
William Mastoris, Director

/s/ PAUL J. SPICER	February 22, 2024
Paul J. Spicer, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Wisconsin Public Service Corporation is not required to send an annual report or proxy statement to its sole shareholder, Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc., and will not prepare such a report after the filing of this Annual Report on Form 10-K for the year ended December 31, 2023. Accordingly, Wisconsin Public Service Corporation will not file such a report with the Securities and Exchange Commission.

2023 Form 10-K	105	Wisconsin Public Service Corporation