Form 10-Q
period 2024-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2024-07-31
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
June 30, 2024

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

06/30/2024 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AMI	Advanced Metering Infrastructure
CVD	Countervailing Duty

06/30/2024 Form 10-Q	ii	Wisconsin Public Service Corporation

D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DER	Distributed Energy Resource
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
PTC	Production Tax Credit
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

06/30/2024 Form 10-Q	iii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2023 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, electric grid reliability, and electric transmission or natural gas pipeline system constraints;

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, tariffs, and other factors;

•The impact of public health crises, including epidemics and pandemics, on our business functions, financial condition, liquidity, and results of operations;

06/30/2024 Form 10-Q	1	Wisconsin Public Service Corporation

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

06/30/2024 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2024	2023	2024	2023
Operating revenues	$337.0	$381.0	$764.2	$872.5

Operating expenses
Cost of sales	89.7	117.8	244.6	345.2
Other operation and maintenance	111.3	105.4	215.9	213.3
Depreciation and amortization	59.2	56.2	118.3	111.2
Property and revenue taxes	11.5	11.7	23.5	23.9
Total operating expenses	271.7	291.1	602.3	693.6

Operating income	65.3	89.9	161.9	178.9

Other income, net	12.5	12.7	24.0	24.4
Interest expense	23.9	22.2	47.9	44.0
Other expense	(11.4)	(9.5)	(23.9)	(19.6)

Income before income taxes	53.9	80.4	138.0	159.3
Income tax expense	10.2	16.3	26.9	28.9
Net income	$43.7	$64.1	$111.1	$130.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)
(in millions, except share and per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$—	$1.4
Accounts receivable and unbilled revenues, net of reserves of $8.3 and $10.9, respectively	199.5	219.2
Accounts receivable from related parties	24.4	35.7
Materials, supplies, and inventories	159.5	171.1
Prepaid taxes	59.9	48.9
Other prepayments	5.6	6.5
Other	20.3	20.5
Current assets	469.2	503.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,112.9 and $2,033.4, respectively	5,928.4	5,801.4
Regulatory assets	456.6	360.6
Goodwill	36.4	36.4
Pension and OPEB assets	297.3	284.5
Other	48.1	44.9
Long-term assets	6,766.8	6,527.8
Total assets	$7,236.0	$7,031.1

Liabilities and Equity
Current liabilities
Short-term debt	$271.4	$310.3
Accounts payable	88.2	118.5
Accounts payable to related parties	60.4	57.6
Customer credit balances	28.1	28.4
Other	55.7	65.2
Current liabilities	503.8	580.0

Long-term liabilities
Long-term debt	2,008.9	2,008.1
Deferred income taxes	969.3	924.4
Deferred ITCs	70.3	71.9
Regulatory liabilities	705.6	672.0
Environmental remediation liabilities	84.5	85.3
AROs	185.3	56.7
Other	78.3	79.0
Long-term liabilities	4,102.2	3,897.4

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,857.2	1,782.0
Retained earnings	677.2	676.1
Common shareholder's equity	2,630.0	2,553.7
Total liabilities and equity	$7,236.0	$7,031.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2024	2023
Operating activities
Net income	$111.1	$130.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	118.3	111.2
Deferred income taxes and ITCs, net	40.1	20.8
Change in –
Accounts receivable and unbilled revenues, net	31.5	66.6
Materials, supplies, and inventories	11.6	20.9
Prepaid taxes	(11.0)	1.5
Other current assets	6.5	4.1
Accounts payable	(40.1)	(59.7)
Amounts refundable to customers	(0.7)	12.1
Other current liabilities	(4.3)	(7.3)
Other, net	3.4	(7.1)
Net cash provided by operating activities	266.4	293.5

Investing activities
Capital expenditures	(195.9)	(203.1)
Acquisition of Whitewater	—	(38.0)
Acquisition of Red Barn	—	(143.8)
Other, net	2.9	(1.5)
Net cash used in investing activities	(193.0)	(386.4)

Financing activities
Change in short-term debt	(38.9)	(13.0)
Payment of dividends to parent	(110.0)	(95.0)
Equity contribution from parent	75.0	165.0
Other, net	(0.9)	(0.3)
Net cash provided by (used in) financing activities	(74.8)	56.7

Net change in cash, cash equivalents, and restricted cash	(1.4)	(36.2)
Cash, cash equivalents, and restricted cash at beginning of period	1.4	38.5
Cash, cash equivalents, and restricted cash at end of period	$—	$2.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2023	$95.6	$1,782.0	$676.1	$2,553.7
Net income	—	—	67.4	67.4
Equity contribution from parent	—	20.0	—	20.0
Payment of dividends to parent	—	—	(80.0)	(80.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2024	$95.6	$1,802.2	$663.5	$2,561.3
Net income	—	—	43.7	43.7
Equity contribution from parent	—	55.0	—	55.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at June 30, 2024	$95.6	$1,857.2	$677.2	$2,630.0

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3
Net income	—	—	66.3	66.3
Equity contribution from parent	—	165.0	—	165.0
Payment of dividends to parent	—	—	(65.0)	(65.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2023	$95.6	$1,781.9	$672.2	$2,549.7
Net income	—	—	64.1	64.1
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2023	$95.6	$1,782.0	$706.3	$2,583.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 468,000 electric customers and 345,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of expected results for 2024 due to seasonal variations and other factors.

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

06/30/2024 Form 10-Q	7	Wisconsin Public Service Corporation

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Wisconsin Public Service Corporation
Electric utility	$286.8	$319.8	$587.1	$639.8
Natural gas utility	51.3	61.5	177.0	231.4
Total revenues from contracts with customers	338.1	381.3	764.1	871.2
Other operating revenues	(1.1)	(0.3)	0.1	1.3
Total operating revenues	$337.0	$381.0	$764.2	$872.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Residential	$103.8	$113.6	$218.2	$234.4
Small commercial and industrial	98.4	109.1	198.0	213.7
Large commercial and industrial	60.7	67.9	119.4	132.8
Other	2.1	2.2	4.3	4.4
Total retail revenues	265.0	292.8	539.9	585.3
Wholesale	14.0	20.1	28.6	42.6
Resale	4.6	4.3	12.6	10.3
Other utility revenues	3.2	2.6	6.0	1.6
Total electric utility operating revenues	$286.8	$319.8	$587.1	$639.8

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Residential	$31.3	$29.7	$107.2	$146.7
Commercial and industrial	15.2	14.0	57.4	84.8
Total retail revenues	46.5	43.7	164.6	231.5
Transportation	5.0	4.9	11.8	11.8
Other utility revenues (1)	(0.2)	12.9	0.6	(11.9)
Total natural gas utility operating revenues	$51.3	$61.5	$177.0	$231.4

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

06/30/2024 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Late payment charges	$0.8	$1.1	$1.9	$2.3
Rental revenues	0.1	0.1	0.2	0.2
Alternative revenues (1)	(2.0)	(1.5)	(2.0)	(1.2)
Total other operating revenues	$(1.1)	$(0.3)	$0.1	$1.3

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

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2024 and December 31, 2023.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2024	December 31, 2023
Accounts receivable and unbilled revenues	$207.8	$230.1
Allowance for credit losses	8.3	10.9
Accounts receivable and unbilled revenues, net (1)	$199.5	$219.2

Total accounts receivable, net – past due greater than 90 days (1)	$8.8	$8.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.5%	93.4%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2024, $88.8 million, or 44.5%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

06/30/2024 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses is included below:

	Three Months Ended June 30
(in millions)	2024	2023
Balance at April 1	$9.6	$13.2
Provision for credit losses	2.2	(0.1)
Provision for credit losses deferred for future recovery or refund	(0.8)	(2.1)
Write-offs charged against the allowance	(4.1)	(2.9)
Recoveries of amounts previously written off	1.4	2.5
Balance at June 30	$8.3	$10.6

	Six Months Ended June 30
(in millions)	2024	2023
Balance at January 1	$10.9	$11.7
Provision for credit losses	3.6	1.5
Provision for credit losses deferred for future recovery or refund	(0.8)	0.5
Write-offs charged against the allowance	(8.1)	(6.4)
Recoveries of amounts previously written off	2.7	3.3
Balance at June 30	$8.3	$10.6

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2024 and December 31, 2023. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2023 Annual Report on Form 10-K.

(in millions)	June 30, 2024	December 31, 2023
Regulatory assets
Plant retirement related items (1)	$137.2	$38.4
Environmental remediation costs	119.1	121.5
Pension and OPEB costs	63.2	62.0
Income tax related items	55.9	57.2
AROs	18.9	18.8
Bluewater Natural Gas Holding, LLC	13.1	11.9
ReACT™	9.1	10.4
Uncollectible expense	8.2	8.9
Derivatives	5.0	12.5
Other, net	26.9	19.0
Total regulatory assets	$456.6	$360.6

(1)    Included in plant retirement related items at June 30, 2024, are $96.5 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024. See Note 19, Commitments and Contingencies, for more information.

06/30/2024 Form 10-Q	10	Wisconsin Public Service Corporation

(in millions)	June 30, 2024	December 31, 2023
Regulatory liabilities
Income tax related items	$326.9	$331.4
Removal costs	200.6	191.2
Pension and OPEB benefits	86.9	85.3
Energy costs refundable through rate adjustments	59.3	36.3
Derivatives	9.5	4.1
Other, net	30.2	32.2
Total regulatory liabilities	$713.4	$680.5

Balance sheet presentation
Other current liabilities	$7.8	$8.5
Regulatory liabilities	705.6	672.0
Total regulatory liabilities	$713.4	$680.5

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by June 2026. The total net book value of our ownership share of Columbia Units 1 and 2 was $252.1 million at June 30, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

The following table shows changes to our AROs:

(in millions)	2024		2023
Balance at January 1	$56.7		$55.1
Accretion	1.1		1.0
Additions	131.2	(1)	2.2	(2)
Liabilities settled	(3.7)		(1.6)
Balance at June 30	$185.3		$56.7

(1)    AROs increased primarily as a result of AROs being recorded related to the new EPA CCR Rule that was enacted in April 2024. See Note 19, Commitments and Contingencies, for more information.

(2)    AROs increased primarily as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Red Barn wind-powered generation project. See Note 2, Acquisitions, for more information.

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

06/30/2024 Form 10-Q	11	Wisconsin Public Service Corporation

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2024	December 31, 2023
Commercial paper
Amount outstanding	$271.4	$310.3
Weighted-average interest rate on amounts outstanding	5.44%	5.41%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2024 was $272.7 million with a weighted-average interest rate during the period of 5.43%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2024
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		271.4
Available capacity under existing credit facility		$127.3

NOTE 10—LEASES

On July 30, 2024, we, along with WE, partnered with an unaffiliated utility to acquire and construct Koshkonong, a utility-scale solar-powered electric generating facility located in Dane County, Wisconsin. Once fully constructed, we will own 45 MWs of solar generation. Related to our investment in Koshkonong, we, WE, and our unaffiliated utility partner, entered into several land leases that commenced in the third quarter of 2024. We are currently evaluating the impact these leases will have on our financial statements and related disclosures.

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2024	December 31, 2023
Materials and supplies	$86.7	$79.9
Fossil fuel	43.4	52.1
Natural gas in storage	29.4	39.1
Total	$159.5	$171.1

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

06/30/2024 Form 10-Q	12	Wisconsin Public Service Corporation

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$11.3	21.0%	$16.9	21.0%
State income taxes net of federal tax benefit	3.4	6.2%	5.0	6.2%
PTCs, net	(3.1)	(5.8)%	(2.2)	(2.7)%
Federal excess deferred tax amortization	(1.1)	(2.0)%	(1.4)	(1.7)%
ITCs	(0.7)	(1.3)%	(0.9)	(1.1)%
Federal excess deferred tax amortization – Wisconsin unprotected	—	—%	(0.9)	(1.1)%
Other, net	0.4	0.8%	(0.2)	(0.3)%
Total income tax expense	$10.2	18.9%	$16.3	20.3%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$29.0	21.0%	$33.5	21.0%
State income taxes net of federal tax benefit	8.6	6.2%	10.0	6.3%
PTCs, net	(7.1)	(5.2)%	(7.6)	(4.8)%
Federal excess deferred tax amortization	(2.6)	(1.9)%	(2.9)	(1.8)%
ITCs	(1.7)	(1.2)%	(1.9)	(1.2)%
Federal excess deferred tax amortization – Wisconsin unprotected	—	—%	(1.9)	(1.2)%
Other, net	0.7	0.6%	(0.3)	(0.2)%
Total income tax expense	$26.9	19.5%	$28.9	18.1%

The effective tax rates for the three and six months ended June 30, 2024 and 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were substantially offset by state income taxes.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023 and May 2024, under this transferability provision, WEC Energy Group entered into agreements to sell substantially all of the PTCs we generated in 2023 and substantially all of the PTCs expected to be generated in 2024 to third parties. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

06/30/2024 Form 10-Q	13	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$1.9	$—	$2.7
FTRs	—	—	6.8	6.8
Coal contracts	—	0.2	—	0.2
Total derivative assets	$0.8	$2.1	$6.8	$9.7

Derivative liabilities
Natural gas contracts	$2.7	$0.6	$—	$3.3
Coal contracts	—	1.0	—	1.0
Total derivative liabilities	$2.7	$1.6	$—	$4.3

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.6	$1.3	$—	$1.9
FTRs	—	—	2.0	2.0
Coal contracts	—	0.3	—	0.3
Total derivative assets	$0.6	$1.6	$2.0	$4.2

Derivative liabilities
Natural gas contracts	$7.4	$0.5	$—	$7.9
Coal contracts	—	1.0	—	1.0
Total derivative liabilities	$7.4	$1.5	$—	$8.9

06/30/2024 Form 10-Q	14	Wisconsin Public Service Corporation

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Balance at the beginning of the period	$0.6	$1.7	$2.0	$4.1
Purchases	8.2	6.3	8.2	6.3
Settlements	(2.0)	(2.3)	(3.4)	(4.7)
Balance at the end of the period	$6.8	$5.7	$6.8	$5.7

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,959.7	$1,599.0	$1,959.1	$1,662.8

(1)The carrying amount of long-term debt excludes finance lease obligations of $49.2 million and $49.0 million at June 30, 2024 and December 31, 2023, respectively.

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

06/30/2024 Form 10-Q	15	Wisconsin Public Service Corporation

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

	June 30, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.7	$3.2	$1.9	$7.4
FTRs	6.8	—	2.0	—
Coal contracts	0.2	0.8	0.3	0.7
Total current	9.7	4.0	4.2	8.1

Long-term
Natural gas contracts	—	0.1	—	0.5
Coal contracts	—	0.2	—	0.3
Total long-term	—	0.3	—	0.8
Total	$9.7	$4.3	$4.2	$8.9

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	9.7 Dth	$(4.6)	9.9 Dth	$(14.0)
FTRs	2.1 MWh	0.4	2.1 MWh	1.9
Total		$(4.2)		$(12.1)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	24.1 Dth	$(12.9)	21.6 Dth	$(28.8)
FTRs	4.2 MWh	0.3	4.2 MWh	2.7
Total		$(12.6)		$(26.1)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2024 and December 31, 2023, we had posted cash collateral of $10.5 million and $15.9 million, respectively. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2024			December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$9.7	$4.3		$4.2	$8.9
Gross amount not offset on the balance sheet	(0.9)	(2.8)	(1)	(0.6)	(7.5)	(2)
Net amount	$8.8	$1.5		$3.6	$1.4

(1)    Includes cash collateral posted of $1.9 million.

(2)    Includes cash collateral posted of $6.9 million.

06/30/2024 Form 10-Q	16	Wisconsin Public Service Corporation

NOTE 15—GUARANTEES

As of June 30, 2024, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Service cost	$1.2	$1.0	$2.5	$2.4
Interest cost	7.3	7.6	14.7	15.1
Expected return on plan assets	(12.8)	(12.8)	(25.5)	(25.7)
Amortization of net actuarial loss	4.3	4.5	8.6	8.7
Net periodic benefit cost	$—	$0.3	$0.3	$0.5

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Service cost	$0.7	$0.7	$1.5	$1.4
Interest cost	1.7	1.6	3.3	3.1
Expected return on plan assets	(4.4)	(4.1)	(8.7)	(8.2)
Amortization of prior service credit	(2.6)	(2.6)	(5.1)	(5.1)
Amortization of net actuarial loss	0.7	0.3	1.2	0.5
Net periodic benefit credit	$(3.9)	$(4.1)	$(7.8)	$(8.3)

During the six months ended June 30, 2024, we made contributions and payments of $0.3 million related to our pension plans and $0.4 million related to our OPEB plans. We expect to make contributions and payments of $0.3 million related to our pension plans and $0.5 million related to our OPEB plans during the remainder of 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of June 30, 2024, we recorded a $9.8 million regulatory asset for pension costs and a $10.7 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 17—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2024. We had no accumulated impairment losses related to our goodwill as of June 30, 2024.

Intangible Assets

At both June 30, 2024 and December 31, 2023, we had $5.3 million of indefinite-lived intangible assets, consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

06/30/2024 Form 10-Q	17	Wisconsin Public Service Corporation

NOTE 18—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At June 30, 2024, we reported two segments, which are described below.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

06/30/2024 Form 10-Q	18	Wisconsin Public Service Corporation

All of our operations and assets are located within the United States. The following tables show summarized financial information for the three and six months ended June 30, 2024 and 2023, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended June 30, 2024
Operating revenues	$337.0	$—	$337.0
Other operation and maintenance	111.3	—	111.3
Depreciation and amortization	59.2	—	59.2
Other income, net	11.9	0.6	12.5
Interest expense	23.9	—	23.9
Income tax expense	10.0	0.2	10.2
Net income	43.3	0.4	43.7

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended June 30, 2023
Operating revenues	$381.0	$—	$381.0
Other operation and maintenance	105.4	—	105.4
Depreciation and amortization	56.2	—	56.2
Other income, net	12.1	0.6	12.7
Interest expense	22.2	—	22.2
Income tax expense	16.1	0.2	16.3
Net income	63.7	0.4	64.1

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six months ended June 30, 2024
Operating revenues	$764.2	$—	$764.2
Other operation and maintenance	215.9	—	215.9
Depreciation and amortization	118.3	—	118.3
Other income, net	22.8	1.2	24.0
Interest expense	47.9	—	47.9
Income tax expense	26.6	0.3	26.9
Net income	110.2	0.9	111.1

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six months ended June 30, 2023
Operating revenues	$872.5	$—	$872.5
Other operation and maintenance	213.3	—	213.3
Depreciation and amortization	111.2	—	111.2
Other income, net	23.1	1.3	24.4
Interest expense	44.0	—	44.0
Income tax expense	28.6	0.3	28.9
Net income	129.4	1.0	130.4

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

06/30/2024 Form 10-Q	19	Wisconsin Public Service Corporation

commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2024, were approximately $1.2 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In March 2023, the EPA issued its final Good Neighbor Rule, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we are well positioned to meet the requirements.

Our RICE units are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. After review of the final rule, we believe we are well positioned to meet its requirements.

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

06/30/2024 Form 10-Q	20	Wisconsin Public Service Corporation

while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until May 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units.

Climate Change

In May 2023, the EPA proposed GHG performance standards for fossil-fired steam generating and natural gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which had replaced the Clean Power Plan. The final rule, known as the Greenhouse Gas Power Plant Rule, was published in May 2024. Pursuant to the final rule, there are no applicable standards for coal plants until the end of 2031 and after 2031, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our new Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the Greenhouse Gas Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. The EPA indicated that it intends to draft a new rule for existing natural gas-fired units and opened a non-regulatory docket for this new rulemaking. The EPA has stated it anticipates a proposed rule by the end of 2024.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The revisions will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements of the jointly-owned Columbia Units 1 and 2 by June 2026 and the planned retirement of Weston Unit 3 in 2031. See Note 6, Property, Plant, and Equipment, for more information related to the planned retirement of the Columbia Units. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

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

06/30/2024 Form 10-Q	21	Wisconsin Public Service Corporation

Effective in June 2020, the requirements of federal Section 316(b) of the CWA were incorporated into the Wisconsin Administrative Code. The WDNR applies this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for our facilities.

We received a final BTA determination for Weston Units 3 and 4. The WDNR reissued the Weston WPDES permit in June 2024 (effective July 1, 2024) that includes a determination that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts in accordance with the requirements in the CWA.

Steam Electric Effluent Limitation Guidelines

The EPA's final ELG rule, which took effect in January 2016 ("2015 ELG rule"), was modified in 2020 ("2020 ELG rule"), and again in 2024 with the May 2024 publication of the Supplemental ELG Rule. These rules establish federal technology-based requirements for several types of power plant wastewaters. The two requirements that affect our facilities relate to discharge limits for BATW and CRL (landfill leachate). Although our coal-fueled facilities were constructed with advanced wastewater treatment technologies that meet many of the discharge limits established by the 2015 rule, facility modifications were still necessary at Weston to meet all of the 2015 ELG requirements and the additional ones established by the 2020 ELG rule. Through 2023, compliance costs associated with the 2015 and 2020 ELG rules required $8 million in capital investment.

The 2024 Supplemental ELG rule established zero discharge requirements for BATW and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new “permanent cessation of coal” subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All of our coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a Notice of Planned Participation by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for the Weston coal-fueled facilities.

The final Supplemental ELG Rule allows owners of coal-fueled units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, required by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies, reliability must run agreements, etc.) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

We are still evaluating the Supplemental ELG Rule CRL provisions to determine the applicability and potential compliance costs for inactive/closed landfills. Numerous parties have challenged the rule through litigation pending in the U.S. Court of Appeals for the 8th Circuit.

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

06/30/2024 Form 10-Q	22	Wisconsin Public Service Corporation

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2024	December 31, 2023
Regulatory assets	$119.1	$121.5
Reserves for future environmental remediation	84.5	85.3

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

We expect the final rule, which will become effective in November 2024, to have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See Note 7, Asset Retirement Obligations, for more information on the estimated cost of the additional remediation.

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

06/30/2024 Form 10-Q	23	Wisconsin Public Service Corporation

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Six Months Ended June 30
(in millions)	2024	2023
Cash paid for interest, net of amount capitalized	$47.0	$43.4
Cash paid for income taxes, net (1)	2.1	4.3
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	30.0	26.2

(1)    Cash paid for income taxes in 2024 was net of $14.5 million related to 2023 and 2024 PTCs that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. We did not have any restricted cash at June 30, 2024 or December 31, 2023.

NOTE 21—REGULATORY ENVIRONMENT

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

A decision is expected in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025 and 2026.

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require additional disclosures, primarily related to income taxes paid and the rate reconciliation table. The

06/30/2024 Form 10-Q	24	Wisconsin Public Service Corporation

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

06/30/2024 Form 10-Q	25	Wisconsin Public Service Corporation

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation at its electric utilities, including us. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation. When taken together, the retirements and new investments in renewables and clean natural gas generation should better balance supply with demand, while maintaining reliable, affordable energy for our customers.

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

WEC Energy Group already has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement of the jointly-owned Columbia Units 1 and 2 by June 2026, and the planned retirement of Weston Unit 3 in 2031. See Note 6, Property, Plant, and Equipment, for more information related to the planned retirement of Columbia Units 1 and 2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $7.0 billion from 2024-2028 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and
•250 MWs of battery storage.

06/30/2024 Form 10-Q	26	Wisconsin Public Service Corporation

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilot and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

The construction of additional LNG facilities in Wisconsin has been proposed as part of the 2024-2028 capital plan and would provide approximately two Bcf of natural gas supply. The LNG facilities are expected to reduce the likelihood of constraints to WEC Energy Group's natural gas distribution system during the highest demand days of winter.

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

06/30/2024 Form 10-Q	27	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2024

Earnings

Our earnings for the second quarter of 2024 were $43.7 million, compared with $64.1 million for the same quarter in 2023. See below for information on the $20.4 million decrease in earnings.

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

06/30/2024 Form 10-Q	28	Wisconsin Public Service Corporation

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended June 30, 2024 and 2023 was $65.3 million and $89.9 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the second quarter of 2024, with the same quarter in 2023, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Electric revenues	$285.4	$319.1	$(33.7)
Fuel and purchased power	68.8	87.3	18.5
Total electric margins	216.6	231.8	(15.2)

Natural gas revenues	51.6	61.9	(10.3)
Cost of natural gas sold	20.9	30.5	9.6
Total natural gas margins	30.7	31.4	(0.7)

Total electric and natural gas margins	247.3	263.2	(15.9)

Other operation and maintenance	111.3	105.4	(5.9)
Depreciation and amortization	59.2	56.2	(3.0)
Property and revenue taxes	11.5	11.7	0.2
Operating income	65.3	89.9	(24.6)

Other income, net	11.9	12.1	(0.2)
Interest expense	23.9	22.2	(1.7)
Income before income taxes	53.3	79.8	(26.5)

Income tax expense	10.0	16.1	6.1
Net income	$43.3	$63.7	$(20.4)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$53.8	$52.2	$(1.6)
Transmission (1)	40.6	38.5	(2.1)
Regulatory amortizations and other pass through expenses (2)	17.5	15.3	(2.2)
Earnings sharing mechanism	(0.6)	(0.6)	—
Total other operation and maintenance	$111.3	$105.4	$(5.9)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2024 and 2023, $43.5 million and $39.7 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2024 Form 10-Q	29	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer class
Residential	657.3	682.4	(25.1)
Small commercial and industrial	978.5	985.8	(7.3)
Large commercial and industrial	957.0	945.3	11.7
Other	4.3	4.5	(0.2)
Total retail	2,597.1	2,618.0	(20.9)
Wholesale	271.3	327.7	(56.4)
Resale	128.1	60.1	68.0
Total sales in MWh	2,996.5	3,005.8	(9.3)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer class
Residential	30.5	36.1	(5.6)
Commercial and industrial	25.2	35.5	(10.3)
Total retail	55.7	71.6	(15.9)
Transportation	106.3	105.9	0.4
Total sales in therms	162.0	177.5	(15.5)

	Three Months Ended June 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (936 Normal)	760	873	(12.9)%
Cooling (153 Normal)	142	174	(18.4)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues decreased $33.7 million during the second quarter of 2024, compared with the same quarter in 2023. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins decreased $15.2 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the lower electric utility margins were:

•A $9.9 million quarter-over-quarter negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for either future recovery or refund to customers.

•A $4.8 million decrease in margins driven by a downward adjustment to contracted volumes with one wholesale customer, as well as the expiration of a contract with another wholesale customer in December 2023.

•A $2.5 million decrease in margins related to lower retail sales volumes, driven by the impact of unfavorable weather during the second quarter of 2024, compared with the same quarter in 2023. As measured by cooling degree days, the second quarter of

06/30/2024 Form 10-Q	30	Wisconsin Public Service Corporation

2024 was 18.4% cooler than the same quarter in 2023. As measured by heating degree days, the second quarter of 2024 was 12.9% warmer than the same quarter in 2023.

Natural Gas Revenues

Natural gas revenues decreased $10.3 million during the second quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.7 million during the second quarter of 2024, compared with the same quarter in 2023. The most significant factor impacting the lower natural gas utility margins was a $1.8 million decrease in margins from lower retail sales volumes, including the impact of warmer spring weather during the second quarter of 2024, compared with the same quarter in 2023. This decrease in margins was partially offset by a $1.3 million increase in margins related to the amortization of unprotected excess deferred tax benefits during the second quarter of 2023, which we agreed to return to customers in our previously approved rate orders from the PSCW. This increase in margins is offset in income taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $8.7 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $4.8 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain the distribution systems and for storm restoration during the second quarter of 2024, compared with the same quarter in 2023.

•A $3.0 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

Interest Expense

Interest expense increased $1.7 million during the second quarter of 2024, compared with the same quarter in 2023, driven by higher average short-term debt balances and increased short-term debt interest rates.

Income Tax Expense

Income tax expense decreased $6.1 million during the second quarter of 2024, compared with the same quarter in 2023, driven by lower pre-tax income and a $0.9 million increase in PTCs.

Other Segment Contribution to Net Income

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Net income	$0.4	$0.4	$—

SIX MONTHS ENDED JUNE 30, 2024

Earnings

Our earnings for the six months ended June 30, 2024 were $111.1 million, compared to $130.4 million for the same period in 2023. See below for information on the $19.3 million decrease in earnings.

06/30/2024 Form 10-Q	31	Wisconsin Public Service Corporation

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the six months ended June 30, 2024 and 2023 was $161.9 million and $178.9 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Electric revenues	$586.6	$640.2	$(53.6)
Fuel and purchased power	149.9	196.9	47.0
Total electric margins	436.7	443.3	(6.6)

Natural gas revenues	177.6	232.3	(54.7)
Cost of natural gas sold	94.7	148.3	53.6
Total natural gas margins	82.9	84.0	(1.1)

Total electric and natural gas margins	519.6	527.3	(7.7)

Other operation and maintenance	215.9	213.3	(2.6)
Depreciation and amortization	118.3	111.2	(7.1)
Property and revenue taxes	23.5	23.9	0.4
Operating income	161.9	178.9	(17.0)

Other income, net	22.8	23.1	(0.3)
Interest expense	47.9	44.0	(3.9)
Income before income taxes	136.8	158.0	(21.2)

Income tax expense	26.6	28.6	2.0
Net income	$110.2	$129.4	$(19.2)

06/30/2024 Form 10-Q	32	Wisconsin Public Service Corporation

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$101.7	$101.9	$0.2
Transmission (1)	81.2	80.6	(0.6)
Regulatory amortizations and other pass through expenses (2)	34.3	32.0	(2.3)
Earnings sharing mechanism	(1.3)	(1.2)	0.1
Total other operation and maintenance	$215.9	$213.3	$(2.6)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2024 and 2023, $86.4 million and $79.0 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer class
Residential	1,380.8	1,421.2	(40.4)
Small commercial and industrial	1,947.7	1,951.1	(3.4)
Large commercial and industrial	1,867.1	1,900.9	(33.8)
Other	10.7	11.2	(0.5)
Total retail	5,206.3	5,284.4	(78.1)
Wholesale	545.8	651.0	(105.2)
Resale	300.2	135.6	164.6
Total sales in MWh	6,052.3	6,071.0	(18.7)

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	134.6	145.8	(11.2)
Commercial and industrial	95.0	109.7	(14.7)
Total retail	229.6	255.5	(25.9)
Transportation	249.2	251.6	(2.4)
Total sales in therms	478.8	507.1	(28.3)

	Six Months Ended June 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (4,613 Normal)	3,798	4,229	(10.2)%
Cooling (153 Normal)	142	174	(18.4)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues decreased $53.6 million during the six months ended June 30, 2024, compared with the same period in 2023. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable

06/30/2024 Form 10-Q	33	Wisconsin Public Service Corporation

changes in revenues. See the discussion of electric utility margins below for the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins decreased $6.6 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the lower electric utility margins were:

•A $5.6 million decrease in margins driven by a downward adjustment to contracted volumes with one wholesale customer, as well as the expiration of a contract with another customer in December 2023.

•A $4.8 million decrease in margins related to lower retail sales volumes, driven by the impact of unfavorable weather during the six months ended June 30, 2024, compared with the same period in 2023. As measured by cooling degree days, the six months ended June 30, 2024 were 18.4% cooler than the same period in 2023. As measured by heating degree days, the six months ended June 30, 2024 were 10.2% warmer than the same period in 2023.

These decreases in margins were partially offset by a $2.5 million increase in other revenues, including the elimination of reactive power compensation from MISO driven by a Federal Energy Regulatory Commission order in January 2023, retroactive to December 1, 2022.

Natural Gas Revenues

Natural gas revenues decreased $54.7 million during the six months ended June 30, 2024, compared with the same period in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 24% during the six months ended June 30, 2024, compared with the same period in 2023. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins decreased $1.1 million during the six months ended June 30, 2024, compared with the same period in 2023. The most significant factor impacting the lower natural gas utility margins was a $3.3 million decrease in margins from lower sales volumes, driven by the impact of unfavorable weather during the six months ended June 30, 2024, compared with the same period in 2023. This decrease in margins was partially offset by a $2.6 million increase in margins related to the amortization of unprotected excess deferred tax benefits during the six months ended June 30, 2023, which we agreed to return to customers in our previously approved rate orders from the PSCW. This increase in margins is offset in income taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $9.3 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $7.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $5.4 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain the distribution systems and for storm restoration during the six months ended June 30, 2024, compared with the same period in 2023.

•A $2.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by a $6.2 million decrease in other operating and maintenance related to our power plants, driven by a planned outage at our Weston coal-fired generation facility during the six months ended June 30, 2023.

06/30/2024 Form 10-Q	34	Wisconsin Public Service Corporation

Interest Expense

Interest expense increased $3.9 million during the six months ended June 30, 2024, compared with the same period in 2023. This increase was primarily due to higher average short-term debt balances and increased short-term debt interest rates.

Income Tax Expense

Income tax expense decreased $2.0 million during the six months ended June 30, 2024, compared with the same period in 2023, primarily due to lower pre-tax income.

Other Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Net income	$0.9	$1.0	$(0.1)

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$266.4	$293.5	$(27.1)
Investing activities	(193.0)	(386.4)	193.4
Financing activities	(74.8)	56.7	(131.5)

Operating Activities

Net cash provided by operating activities decreased $27.1 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by:

•A $30.9 million decrease in cash related to higher payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable and higher payments for electric transmission service during the six months ended June 30, 2024, compared with the same period in 2023.

•A $25.5 million decrease in cash from lower overall collections from customers during the six months ended June 30, 2024, compared with the same period in 2023. This decrease was driven by a lower per-unit cost of natural gas and lower sales volumes from unfavorable weather during the six months ended June 30, 2024, compared with the same period in 2023.

These decreases in net cash provided by operating activities were partially offset by a $25.5 million increase in cash from lower amounts of collateral paid to counterparties during the six months ended June 30, 2024, compared with same period in 2023, as well as lower realized losses on derivative instruments recognized during the six months ended June 30, 2024, compared with the same period in 2023.

06/30/2024 Form 10-Q	35	Wisconsin Public Service Corporation

Investing Activities

Net cash used in investing activities decreased $193.4 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by:

•The acquisition of a 90% ownership interest in Red Barn in April 2023 for $143.8 million. See Note 2, Acquisitions, for more information.

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•A $7.2 million decrease in cash paid for capital expenditures during the six months ended June 30, 2024, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2024	2023	Change in 2024 Over 2023
Capital expenditures	$195.9	$203.1	$(7.2)

The decrease in cash paid for capital expenditures during the six months ended June 30, 2024, compared with the same period in 2023, was driven by lower payments related to the natural gas-fired generation constructed at our Weston power plant site, partially offset by increased capital expenditures related to our electric distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities decreased $131.5 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by:

•A $90.0 million decrease in cash due to lower equity contributions received from our parent during the six months ended June 30, 2024, compared with the same period in 2023, to balance our capital structure.

•A $25.9 million decrease in cash due to higher net repayments of commercial paper during the six months ended June 30, 2024, compared with the same period in 2023.

•A $15.0 million decrease in cash due to higher dividends paid to our parent during the six months ended June 30, 2024, compared with the same period in 2023, to balance our capital structure.

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

06/30/2024 Form 10-Q	36	Wisconsin Public Service Corporation

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

(1)This includes actual capital expenditures incurred through June 30, 2024, as well as estimated capital expenditures for the remainder of the year.

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

06/30/2024 Form 10-Q	37	Wisconsin Public Service Corporation

approximately one Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

In August 2023, the DOC issued a ruling in its investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC ruling and related USITC investigation, and CBP actions, related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the six months ended June 30, 2024.

Common Stock Dividends

During the six months ended June 30, 2024, we paid common stock dividends of $110.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2024.

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

06/30/2024 Form 10-Q	38	Wisconsin Public Service Corporation

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

At June 30, 2024, our current liabilities exceeded our current assets by $34.6 million. We do not expect this to have an impact on our liquidity, as we currently believe that our available capacity of $127.3 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2024, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2023 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2024 Form 10-Q	39	Wisconsin Public Service Corporation

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

The PSCW opened a docket to consider the petition and, in December 2022, granted the petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. After a petition by the WUA to reopen or rehear the case expired without action by the PSCW, the WUA filed an appeal with the Dane County Circuit Court. On April 26, 2024, the circuit court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review, and in June 2024 the PSCW issued an order to reopen the docket to consider modifications based upon the circuit court’s remand. The petitioner has appealed the circuit court decision to the Wisconsin Court of Appeals. We are continuing to monitor this case for any potential impact on our business operations.

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

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four Southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four Southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four Southeast Asian countries noted above. The DOC’s decision also affirmed the Biden Administration’s 24-month tariff moratorium, which expired on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

In April 2024, a coalition of several U.S. producers of solar panels filed a petition with the DOC requesting new tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties implemented after the expiration of the moratorium. In May 2024, in response to the petition, the DOC initiated a new AD/CVD investigation of solar panels from the four Southeast Asian countries.

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four Southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC will proceed with preliminary determinations in its investigation. If the DOC and USITC make affirmative determinations in their investigations, the DOC may impose enhanced duties, including retroactive duties in certain circumstances. The USITC’s investigation is also proceeding. Final determinations are scheduled for late 2024 and early 2025.

06/30/2024 Form 10-Q	40	Wisconsin Public Service Corporation

The Biden Administration invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, final determinations by the DOC and/or USITC may have an adverse impact on the solar industry overall. Additionally, the Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

We are continuing to monitor these investigations as they progress to determine the potential impact on our business and results of operations.

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

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. Under the IRA transferability option, we entered into a sales agreement in May 2024 to sell substantially all of our 2024 PTCs to a third party. See Note 12, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

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

06/30/2024 Form 10-Q	41	Wisconsin Public Service Corporation

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during the three and six months ended June 30, 2024 and 2023, as measured by degree days, may be found in Results of Operations.

Our operations, primarily our electric operations, can be negatively impacted from storms. High wind conditions, lightning, hail, and flooding from storms can result in downed wires and poles, as well as damage to wind and solar generation facilities and other operating equipment. This can result in us incurring significant restoration costs and lost revenue to our customers. Our rates include a fixed amount for expected storm restoration costs. To the extent actual storm restoration costs are above what is included in these rates, our earnings are negatively impacted and it becomes more difficult to achieve our authorized ROE.

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

06/30/2024 Form 10-Q	42	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2024 Form 10-Q	43	Wisconsin Public Service Corporation

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2024 Form 10-Q	44	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2024 Form 10-Q	45	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	July 31, 2024	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2024 Form 10-Q	46	Wisconsin Public Service Corporation