Form 10-Q
period 2024-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2024-11-01
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
September 30, 2024

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

09/30/2024 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AMI	Advanced Metering Infrastructure
Badger Hollow	Badger Hollow Wind Energy Generation Facility

09/30/2024 Form 10-Q	ii	Wisconsin Public Service Corporation

CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DER	Distributed Energy Resource
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2025-2029
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
PTC	Production Tax Credit
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTC	Renewable Thermal Credit
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
Whitetail	Whitetail Wind Energy Generation Facility
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order

09/30/2024 Form 10-Q	iii	Wisconsin Public Service Corporation

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

09/30/2024 Form 10-Q	1	Wisconsin Public Service Corporation

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

09/30/2024 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2024	2023	2024	2023
Operating revenues	$401.3	$411.6	$1,165.5	$1,284.1

Operating expenses
Cost of sales	102.9	116.4	347.5	461.6
Other operation and maintenance	115.2	107.2	331.1	320.5
Depreciation and amortization	59.7	57.5	178.0	168.7
Property and revenue taxes	11.7	11.8	35.2	35.7
Total operating expenses	289.5	292.9	891.8	986.5

Operating income	111.8	118.7	273.7	297.6

Other income, net	12.1	11.2	36.1	35.6
Interest expense	23.7	22.3	71.6	66.3
Other expense	(11.6)	(11.1)	(35.5)	(30.7)

Income before income taxes	100.2	107.6	238.2	266.9
Income tax expense	19.7	21.4	46.6	50.3
Net income	$80.5	$86.2	$191.6	$216.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)
(in millions, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$3.1	$1.4
Accounts receivable and unbilled revenues, net of reserves of $7.4 and $10.9, respectively	194.0	219.2
Accounts receivable from related parties	22.1	35.7
Materials, supplies, and inventories	161.9	171.1
Prepaid taxes	33.7	48.9
Other prepayments	5.7	6.5
Other	18.8	20.5
Current assets	439.3	503.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,154.2 and $2,033.4, respectively	6,028.4	5,801.4
Regulatory assets	458.0	360.6
Goodwill	36.4	36.4
Pension and OPEB assets	303.7	284.5
Other	45.6	44.9
Long-term assets	6,872.1	6,527.8
Total assets	$7,311.4	$7,031.1

Liabilities and Equity
Current liabilities
Short-term debt	$249.9	$310.3
Accounts payable	81.0	118.5
Accounts payable to related parties	53.5	57.6
Accrued payroll and benefits	25.5	23.6
Accrued interest	27.3	12.0
Customer credit balances	29.0	28.4
Other	18.5	29.6
Current liabilities	484.7	580.0

Long-term liabilities
Long-term debt	2,026.7	2,008.1
Deferred income taxes	972.1	924.4
Deferred ITCs	69.1	71.9
Regulatory liabilities	724.1	672.0
Environmental remediation liabilities	83.8	85.3
AROs	186.0	56.7
Other	84.4	79.0
Long-term liabilities	4,146.2	3,897.4

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,857.2	1,782.0
Retained earnings	727.7	676.1
Common shareholder's equity	2,680.5	2,553.7
Total liabilities and equity	$7,311.4	$7,031.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2024	2023
Operating activities
Net income	$191.6	$216.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	178.0	168.7
Deferred income taxes and ITCs, net	40.2	27.4
Change in –
Accounts receivable and unbilled revenues, net	39.5	74.5
Materials, supplies, and inventories	9.2	13.1
Prepaid taxes	15.2	23.3
Other current assets	5.3	10.1
Accounts payable	(57.7)	(61.9)
Accrued interest	15.3	15.3
Amounts refundable to customers	(6.9)	7.7
Other current liabilities	3.9	(1.9)
Other, net	22.2	8.1
Net cash provided by operating activities	455.8	501.0

Investing activities
Capital expenditures	(336.3)	(333.1)
Acquisition of Whitewater	—	(38.0)
Acquisition of Red Barn	—	(143.8)
Other, net	8.0	1.0
Net cash used in investing activities	(328.3)	(513.9)

Financing activities
Change in short-term debt	(60.4)	(63.9)
Payment of dividends to parent	(140.0)	(125.0)
Equity contribution from parent	75.0	165.0
Other, net	(0.4)	(0.2)
Net cash used in financing activities	(125.8)	(24.1)

Net change in cash, cash equivalents, and restricted cash	1.7	(37.0)
Cash, cash equivalents, and restricted cash at beginning of period	1.4	38.5
Cash, cash equivalents, and restricted cash at end of period	$3.1	$1.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2023	$95.6	$1,782.0	$676.1	$2,553.7
Net income	—	—	67.4	67.4
Equity contribution from parent	—	20.0	—	20.0
Payment of dividends to parent	—	—	(80.0)	(80.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2024	$95.6	$1,802.2	$663.5	$2,561.3
Net income	—	—	43.7	43.7
Equity contribution from parent	—	55.0	—	55.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at June 30, 2024	$95.6	$1,857.2	$677.2	$2,630.0
Net income	—	—	80.5	80.5
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2024	$95.6	$1,857.2	$727.7	$2,680.5

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3
Net income	—	—	66.3	66.3
Equity contribution from parent	—	165.0	—	165.0
Payment of dividends to parent	—	—	(65.0)	(65.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2023	$95.6	$1,781.9	$672.2	$2,549.7
Net income	—	—	64.1	64.1
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2023	$95.6	$1,782.0	$706.3	$2,583.9
Net income	—	—	86.2	86.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2023	$95.6	$1,782.0	$762.5	$2,640.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 469,000 electric customers and 346,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of expected results for 2024 due to seasonal variations and other factors.

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

09/30/2024 Form 10-Q	7	Wisconsin Public Service Corporation

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Wisconsin Public Service Corporation
Electric utility	$358.6	$370.1	$945.7	$1,009.9
Natural gas utility	42.0	40.9	219.0	272.3
Total revenues from contracts with customers	400.6	411.0	1,164.7	1,282.2
Other operating revenues	0.7	0.6	0.8	1.9
Total operating revenues	$401.3	$411.6	$1,165.5	$1,284.1

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Residential	$128.9	$131.1	$347.1	$365.5
Small commercial and industrial	122.6	130.2	320.6	343.9
Large commercial and industrial	75.9	79.1	195.3	211.9
Other	2.1	2.1	6.4	6.5
Total retail revenues	329.5	342.5	869.4	927.8
Wholesale	15.9	21.2	44.5	63.8
Resale	9.8	4.4	22.4	14.7
Other utility revenues	3.4	2.0	9.4	3.6
Total electric utility operating revenues	$358.6	$370.1	$945.7	$1,009.9

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Residential	$21.0	$21.2	$128.2	$167.9
Commercial and industrial	10.2	10.8	67.6	95.6
Total retail revenues	31.2	32.0	195.8	263.5
Transportation	4.6	4.4	16.4	16.2
Other utility revenues (1)	6.2	4.5	6.8	(7.4)
Total natural gas utility operating revenues	$42.0	$40.9	$219.0	$272.3

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

09/30/2024 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Late payment charges	$0.7	$0.8	$2.6	$3.1
Rental revenues	0.1	0.1	0.3	0.3
Alternative revenues (1)	(0.1)	(0.3)	(2.1)	(1.5)
Total other operating revenues	$0.7	$0.6	$0.8	$1.9

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

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2024 and December 31, 2023.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2024	December 31, 2023
Accounts receivable and unbilled revenues	$201.4	$230.1
Allowance for credit losses	7.4	10.9
Accounts receivable and unbilled revenues, net (1)	$194.0	$219.2

Total accounts receivable, net – past due greater than 90 days (1)	$6.8	$8.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.3%	93.4%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2024, $81.3 million, or 41.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2024 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses is included below:

	Three Months Ended September 30
(in millions)	2024	2023
Balance at July 1	$8.3	$10.6
Provision for credit losses	1.9	1.9
Provision for credit losses deferred for future recovery or refund	(0.4)	(0.3)
Write-offs charged against the allowance	(3.3)	(3.3)
Recoveries of amounts previously written off	0.9	0.7
Balance at September 30	$7.4	$9.6

	Nine Months Ended September 30
(in millions)	2024	2023
Balance at January 1	$10.9	$11.7
Provision for credit losses	5.5	3.4
Provision for credit losses deferred for future recovery or refund	(1.2)	0.2
Write-offs charged against the allowance	(11.4)	(9.7)
Recoveries of amounts previously written off	3.6	4.0
Balance at September 30	$7.4	$9.6

There was a $3.5 million decrease in the allowance for credit losses at September 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. The winter moratorium begins on November 1 and ends on April 15. Also contributing to the decrease in the allowance for credit losses, we have seen lower required reserve percentages as a result of an improvement in loss rates. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions in the first half of 2024 and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2024 and December 31, 2023. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2023 Annual Report on Form 10-K.

(in millions)	September 30, 2024	December 31, 2023
Regulatory assets
Plant retirement related items (1)	$136.3	$38.4
Environmental remediation costs	117.9	121.5
Pension and OPEB costs	63.8	62.0
Income tax related items	55.5	57.2
AROs	22.3	18.8
Bluewater Natural Gas Holding, LLC	13.0	11.9
ReACT™	8.4	10.4
Uncollectible expense	8.2	8.9
Derivatives	4.4	12.5
Other, net	28.2	19.0
Total regulatory assets	$458.0	$360.6

(1)    At September 30, 2024, plant retirement related items included $94.5 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024. See Note 19, Commitments and Contingencies, for more information.

09/30/2024 Form 10-Q	10	Wisconsin Public Service Corporation

(in millions)	September 30, 2024	December 31, 2023
Regulatory liabilities
Income tax related items	$324.0	$331.4
Removal costs	204.4	191.2
Pension and OPEB benefits	87.9	85.3
Energy costs refundable through rate adjustments	71.9	36.3
Derivatives	6.8	4.1
Other, net	30.7	32.2
Total regulatory liabilities	$725.7	$680.5

Balance sheet presentation
Other current liabilities	$1.6	$8.5
Regulatory liabilities	724.1	672.0
Total regulatory liabilities	$725.7	$680.5

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. The total net book value of our ownership share of Columbia Units 1 and 2 was $252.7 million at September 30, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

The following table shows changes to our AROs:

(in millions)	2024		2023
Balance at January 1	$56.7		$55.1
Accretion	3.1		1.5
Additions	131.4	(1)	2.2	(2)
Liabilities settled	(5.2)		(3.3)
Balance at September 30	$186.0		$55.5

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

09/30/2024 Form 10-Q	11	Wisconsin Public Service Corporation

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2024	December 31, 2023
Commercial paper
Amount outstanding	$249.9	$310.3
Weighted-average interest rate on amounts outstanding	4.95%	5.41%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2024 was $267.9 million with a weighted-average interest rate during the period of 5.42%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2024
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		249.9
Available capacity under existing credit facility		$148.8

NOTE 10—LEASES

In July 2024, we, along with WE, partnered with an unaffiliated utility to acquire and construct Koshkonong, a utility-scale solar-powered electric generating facility located in Dane County, Wisconsin. Commercial operation of the project is targeted at the end of 2026. Related to our investment in Koshkonong, we, WE, and our unaffiliated utility partner, entered into several land leases that commenced in the third quarter of 2024. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, these land leases are being amortized over the extended term of the leases. Once Koshkonong achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. We expect to recover the lease payments through rates.

Our total obligation under the land-related finance leases for Koshkonong was $17.0 million at September 30, 2024, and was included in long-term debt on our balance sheet. Our finance lease right of use asset related to Koshkonong was $16.7 million as of September 30, 2024, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for the Koshkonong finance leases was 6.05%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2024 Form 10-Q	12	Wisconsin Public Service Corporation

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Koshkonong as of September 30, 2024, were as follows:

(in millions)
Three Months Ended December 31, 2024	$—
2025	0.3
2026	0.2
2027	0.9
2028	0.9
2029	0.9
Thereafter	71.7
Total minimum lease payments	74.9
Less: Interest	(57.9)
Present value of minimum lease payments	17.0
Less: Short-term lease liabilities	—
Long-term lease liabilities	$17.0

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2024	December 31, 2023
Materials and supplies	$93.6	$79.9
Fossil fuel	36.4	52.1
Natural gas in storage	31.9	39.1
Total	$161.9	$171.1

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

09/30/2024 Form 10-Q	13	Wisconsin Public Service Corporation

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$21.0	21.0%	$22.6	21.0%
State income taxes net of federal tax benefit	6.2	6.3%	6.8	6.3%
PTCs, net	(5.7)	(5.7)%	(3.4)	(3.2)%
Federal excess deferred tax amortization	(1.8)	(1.8)%	(1.9)	(1.8)%
ITCs	(1.1)	(1.2)%	(1.3)	(1.2)%
Federal excess deferred tax amortization – Wisconsin unprotected	—	—%	(1.3)	(1.2)%
Other, net	1.1	1.1%	(0.1)	—%
Total income tax expense	$19.7	19.7%	$21.4	19.9%

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$50.0	21.0%	$56.1	21.0%
State income taxes net of federal tax benefit	14.8	6.2%	16.8	6.3%
PTCs, net	(12.8)	(5.4)%	(11.0)	(4.1)%
Federal excess deferred tax amortization	(4.4)	(1.9)%	(4.8)	(1.8)%
ITCs	(2.8)	(1.2)%	(3.2)	(1.2)%
Federal excess deferred tax amortization – Wisconsin unprotected	—	—%	(3.2)	(1.2)%
Other, net	1.8	0.9%	(0.4)	(0.2)%
Total income tax expense	$46.6	19.6%	$50.3	18.8%

The effective tax rates for the three and nine months ended September 30, 2024 and 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were substantially offset by state income taxes.

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

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We adopted the safe harbor method of accounting on our 2023 tax return. This change did not have a material impact to our financial statements.

NOTE 13—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

09/30/2024 Form 10-Q	14	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.2	$2.3	$—	$3.5
FTRs	—	—	3.6	3.6
Total derivative assets	$1.2	$2.3	$3.6	$7.1

Derivative liabilities
Natural gas contracts	$3.0	$0.6	$—	$3.6

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.6	$1.3	$—	$1.9
FTRs	—	—	2.0	2.0
Coal contracts	—	0.3	—	0.3
Total derivative assets	$0.6	$1.6	$2.0	$4.2

Derivative liabilities
Natural gas contracts	$7.4	$0.5	$—	$7.9
Coal contracts	—	1.0	—	1.0
Total derivative liabilities	$7.4	$1.5	$—	$8.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

09/30/2024 Form 10-Q	15	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Balance at the beginning of the period	$6.8	$5.7	$2.0	$4.1
Purchases	—	—	8.2	6.3
Settlements	(3.2)	(1.8)	(6.6)	(6.5)
Balance at the end of the period	$3.6	$3.9	$3.6	$3.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,960.1	$1,694.2	$1,959.1	$1,662.8

(1)The carrying amount of long-term debt excludes finance lease obligations of $66.6 million and $49.0 million at September 30, 2024 and December 31, 2023, respectively.

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

	September 30, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$3.3	$3.3	$1.9	$7.4
FTRs	3.6	—	2.0	—
Coal contracts	—	—	0.3	0.7
Total current	6.9	3.3	4.2	8.1

Long-term
Natural gas contracts	0.2	0.3	—	0.5
Coal contracts	—	—	—	0.3
Total long-term	0.2	0.3	—	0.8
Total	$7.1	$3.6	$4.2	$8.9

09/30/2024 Form 10-Q	16	Wisconsin Public Service Corporation

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	8.0 Dth	$(3.7)	7.4 Dth	$(11.4)
FTRs	2.4 MWh	1.1	2.2 MWh	8.1
Total		$(2.6)		$(3.3)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	32.1 Dth	$(16.6)	29.0 Dth	$(40.2)
FTRs	6.6 MWh	1.4	6.4 MWh	10.8
Total		$(15.2)		$(29.4)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2024 and December 31, 2023, we had posted cash collateral of $11.7 million and $15.9 million, respectively. These amounts were recorded on our balance sheets in other current assets. At September 30, 2024, we had also received cash collateral of $0.5 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2024			December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$7.1	$3.6		$4.2	$8.9
Gross amount not offset on the balance sheet	(1.1)	(3.0)	(1)	(0.6)	(7.5)	(2)
Net amount	$6.0	$0.6		$3.6	$1.4

(1)    Includes cash collateral posted of $1.9 million.

(2)    Includes cash collateral posted of $6.9 million.

NOTE 15—GUARANTEES

As of September 30, 2024, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Service cost	$1.2	$1.2	$3.7	$3.6
Interest cost	7.3	7.5	22.0	22.6
Expected return on plan assets	(12.8)	(12.8)	(38.3)	(38.5)
Amortization of net actuarial loss	4.4	4.3	13.0	13.0
Net periodic benefit cost	$0.1	$0.2	$0.4	$0.7

09/30/2024 Form 10-Q	17	Wisconsin Public Service Corporation

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Service cost	$0.8	$0.6	$2.3	$2.0
Interest cost	1.6	1.5	4.9	4.6
Expected return on plan assets	(4.3)	(4.0)	(13.0)	(12.2)
Amortization of prior service credit	(2.5)	(2.5)	(7.6)	(7.6)
Amortization of net actuarial loss	0.6	0.3	1.8	0.8
Net periodic benefit credit	$(3.8)	$(4.1)	$(11.6)	$(12.4)

During the nine months ended September 30, 2024, we made contributions and payments of $0.5 million related to our pension plans and $0.6 million related to our OPEB plans. We expect to make contributions and payments of $0.1 million related to our pension plans and $0.2 million related to our OPEB plans during the remainder of 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of September 30, 2024, we recorded an $11.4 million regulatory asset for pension costs and a $12.6 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 17—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2024. We had no accumulated impairment losses related to our goodwill as of September 30, 2024.

During the third quarter of 2024, we completed our annual impairment test for goodwill we carried as of July 1, 2024. No impairment resulted from this test.

Intangible Assets

At both September 30, 2024 and December 31, 2023, we had $5.3 million of indefinite-lived intangible assets, consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

NOTE 18—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At September 30, 2024, we reported two segments, which are described below.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

09/30/2024 Form 10-Q	18	Wisconsin Public Service Corporation

All of our operations and assets are located within the United States. The following tables show summarized financial information for the three and nine months ended September 30, 2024 and 2023, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended September 30, 2024
Operating revenues	$401.3	$—	$401.3
Other operation and maintenance	115.2	—	115.2
Depreciation and amortization	59.7	—	59.7
Other income, net	11.7	0.4	12.1
Interest expense	23.7	—	23.7
Income tax expense	19.6	0.1	19.7
Net income	80.2	0.3	80.5

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended September 30, 2023
Operating revenues	$411.6	$—	$411.6
Other operation and maintenance	107.2	—	107.2
Depreciation and amortization	57.5	—	57.5
Other income, net	10.7	0.5	11.2
Interest expense	22.3	—	22.3
Income tax expense	21.3	0.1	21.4
Net income	85.8	0.4	86.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine months ended September 30, 2024
Operating revenues	$1,165.5	$—	$1,165.5
Other operation and maintenance	331.1	—	331.1
Depreciation and amortization	178.0	—	178.0
Other income, net	34.5	1.6	36.1
Interest expense	71.6	—	71.6
Income tax expense	46.2	0.4	46.6
Net income	190.4	1.2	191.6

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine months ended September 30, 2023
Operating revenues	$1,284.1	$—	$1,284.1
Other operation and maintenance	320.5	—	320.5
Depreciation and amortization	168.7	—	168.7
Other income, net	33.8	1.8	35.6
Interest expense	66.3	—	66.3
Income tax expense	49.9	0.4	50.3
Net income	215.2	1.4	216.6

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

09/30/2024 Form 10-Q	19	Wisconsin Public Service Corporation

commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2024, were approximately $1.1 billion.

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

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that also supported the reconsideration; however, in August 2023, the EPA announced that it was instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

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

09/30/2024 Form 10-Q	20	Wisconsin Public Service Corporation

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

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement of the jointly-owned Columbia Units 1 and 2 and the planned retirement of Weston Unit 3. See Note 6, Property, Plant, and Equipment, for more information related to the planned retirement of Columbia Units 1 and 2. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility distribution systems. In addition, subject to regulatory approval, WEC Energy Group may procure RTCs.

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

09/30/2024 Form 10-Q	21	Wisconsin Public Service Corporation

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

Steam Electric Effluent Limitation Guidelines

The EPA's 2015 final ELG rule, which took effect in January 2016 (2015 ELG rule), was modified in 2020 (2020 ELG rule), and again in 2024 with the May 2024 publication of the Supplemental ELG Rule. These rules establish federal technology-based requirements for several types of power plant wastewaters. The two requirements that affect our facilities relate to discharge limits for BATW and CRL (landfill leachate). Although our coal-fueled facilities were constructed with advanced wastewater treatment technologies that meet many of the discharge limits established by the 2015 rule, facility modifications were still necessary at Weston to meet all of the 2015 ELG requirements and the additional ones established by the 2020 ELG rule. Through 2023, compliance costs associated with the 2015 and 2020 ELG rules required $8 million in capital investment.

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

09/30/2024 Form 10-Q	22	Wisconsin Public Service Corporation

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2024	December 31, 2023
Regulatory assets	$117.9	$121.5
Reserves for future environmental remediation	83.8	85.3

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

09/30/2024 Form 10-Q	23	Wisconsin Public Service Corporation

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Nine Months Ended September 30
(in millions)	2024	2023
Cash paid for interest, net of amount capitalized	$55.1	$49.8
Cash paid for income taxes, net (1)	5.1	8.3
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	33.3	28.4
Payable for the transfer of assets from WE	—	2.4

(1)    Cash paid for income taxes in 2024 was net of $18.0 million related to 2023 and 2024 PTCs that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. We did not have any restricted cash at September 30, 2024 or December 31, 2023.

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

A decision is expected in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025 and 2026.

09/30/2024 Form 10-Q	24	Wisconsin Public Service Corporation

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

09/30/2024 Form 10-Q	25	Wisconsin Public Service Corporation

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

WEC Energy Group already has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement of the jointly-owned Columbia Units 1 and 2 and the planned retirement of Weston Unit 3. See Note 6, Property, Plant, and Equipment, for more information related to the planned retirement of Columbia Units 1 and 2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and
•565 MWs of battery storage.

09/30/2024 Form 10-Q	26	Wisconsin Public Service Corporation

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilot and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. In addition, subject to regulatory approval, WEC Energy Group may procure RTCs.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

The construction of additional LNG facilities in Wisconsin has been proposed as part of the 2025-2029 capital plan, which includes us. The facilities would provide approximately four Bcf of natural gas supply (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints to WEC Energy Group's natural gas distribution system during the highest demand days of winter.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability and system hardening. WEC Energy Group expects to spend approximately $4.5 billion from 2025 to 2029 on reliability related projects at its regulated utilities, which includes us, with continued investment over the next decade.

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

WEC Energy Group continues to focus on integrating the resources of its businesses and finding the best and most efficient processes.

09/30/2024 Form 10-Q	27	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2024

Earnings

Our earnings for the third quarter of 2024 were $80.5 million, compared with $86.2 million for the same quarter in 2023. See below for information on the $5.7 million decrease in earnings.

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income. The discussion includes financial information prepared in accordance with GAAP, as well as utility margin, which is not a measure of financial performance under GAAP. Utility margin (operating revenues less fuel and purchased power costs and cost of natural gas sold) is a non-GAAP financial measure because it excludes certain operation and maintenance expenses applicable to revenues, as well as depreciation and amortization and property and revenue taxes.

We believe that utility margin provides a useful basis for evaluating utility operations since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses utility margin internally when assessing the operating performance of our utility segment as this measure

09/30/2024 Form 10-Q	28	Wisconsin Public Service Corporation

excludes the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of utility margin herein is intended to provide supplemental information for investors regarding our operating performance.

Our utility margin may not be comparable to similar measures presented by other companies. Furthermore, this measure is not intended to replace gross margin as determined in accordance with GAAP as an indicator of operating performance. Our utility segment discussion below includes a table that provides the calculation of both gross margin as determined in accordance with GAAP and utility margin, as well as a reconciliation between the two measures.

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the third quarter of 2024, with the same quarter in 2023, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$401.3	$411.6	$(10.3)

Operating expenses
Cost of sales (1)	102.9	116.4	13.5
Other operation and maintenance	115.2	107.2	(8.0)
Depreciation and amortization	59.7	57.5	(2.2)
Property and revenue taxes	11.7	11.8	0.1
Operating income	111.8	118.7	(6.9)

Other income, net	11.7	10.7	1.0
Interest expense	23.7	22.3	(1.4)
Income before income taxes	99.8	107.1	(7.3)

Income tax expense	19.6	21.3	1.7
Net income	$80.2	$85.8	$(5.6)

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$57.6	$50.4	$(7.2)
Transmission (1)	40.7	40.6	(0.1)
Regulatory amortizations and other pass through expenses (2)	17.5	16.9	(0.6)
Earnings sharing mechanism	(0.6)	(0.7)	(0.1)
Total other operation and maintenance	$115.2	$107.2	$(8.0)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2024 and 2023, $45.3 million and $41.0 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2024 Form 10-Q	29	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer class
Residential	847.2	826.7	20.5
Small commercial and industrial	1,117.3	1,110.0	7.3
Large commercial and industrial	992.2	1,001.5	(9.3)
Other	4.6	4.9	(0.3)
Total retail	2,961.3	2,943.1	18.2
Wholesale	294.9	350.3	(55.4)
Resale	257.7	183.4	74.3
Total sales in MWh	3,513.9	3,476.8	37.1

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer class
Residential	13.1	13.3	(0.2)
Commercial and industrial	19.8	17.9	1.9
Total retail	32.9	31.2	1.7
Transportation	96.5	94.7	1.8
Total sales in therms	129.4	125.9	3.5

	Three Months Ended September 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (173 Normal)	54	108	(50.0)%
Cooling (394 Normal)	452	391	15.6%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

09/30/2024 Form 10-Q	30	Wisconsin Public Service Corporation

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Electric revenues	$359.1	$370.5	$(11.4)
Natural gas revenues	42.2	41.1	1.1
Operating revenues	401.3	411.6	(10.3)

Operating expenses
Fuel and purchased power	(87.2)	(99.9)	12.7
Cost of natural gas sold	(15.7)	(16.5)	0.8
Other operation and maintenance (1)	(74.9)	(74.0)	(0.9)
Depreciation and amortization	(59.7)	(57.5)	(2.2)
Property and revenue taxes	(11.7)	(11.8)	0.1
Gross margin (GAAP)	152.1	151.9	0.2

Other operation and maintenance (1)	74.9	74.0	0.9
Depreciation and amortization	59.7	57.5	2.2
Property and revenue taxes	11.7	11.8	(0.1)
Utility margin (non-GAAP)	$298.4	$295.2	$3.2

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $0.2 million during the third quarter of 2024, compared with the same quarter in 2023, and utility margin (non-GAAP) increased $3.2 million during the third quarter of 2024, compared with the same quarter in 2023. Both measures were driven by:

•A $2.4 million increase in margins driven by the amortization of unprotected excess deferred tax benefits during the third quarter of 2023, which we agreed to return to customers in our previously approved rate orders from the PSCW. This increase in margins is offset in income taxes.

•A $1.3 million increase in margins related to higher electric and natural gas retail sales volumes, including the impact of warmer summer weather during the third quarter of 2024, compared with the same quarter in 2023. As measured by cooling degree days, the third quarter of 2024 was 15.6% warmer than the same quarter in 2023.

This increase in margins was partially offset by a $1.7 million decrease in margins driven by a downward adjustment to contracted volumes with one wholesale customer, as well as the expiration of a contract with another wholesale customer in December 2023.

Additionally, the smaller increase in gross margin (GAAP) as compared with the decrease in utility margin (non-GAAP), was driven by a $2.2 million increase in depreciation and amortization expense that is further described in Other Operating Expenses below.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $10.1 million during the third quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $3.1 million increase in expenses associated with legal claims.

•A $2.6 million increase in benefit costs, primarily driven by higher stock-based compensation and deferred compensation expense.

09/30/2024 Form 10-Q	31	Wisconsin Public Service Corporation

•A $2.2 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

Interest Expense

Interest expense at the utility segment increased $1.4 million during the third quarter of 2024, compared with the same quarter in 2023, driven by increased average short-term debt balances and higher average short-term debt interest rates.

Income Tax Expense

Income tax expense at the utility segment decreased $1.7 million during the third quarter of 2024, compared with the same quarter in 2023, driven by a $2.3 million increase in PTCs and lower pre-tax income.

Other Segment Contribution to Net Income

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Net income	$0.3	$0.4	$(0.1)

NINE MONTHS ENDED SEPTEMBER 30, 2024

Earnings

Our earnings for the nine months ended September 30, 2024 were $191.6 million, compared to $216.6 million for the same period in 2023. See below for information on the $25.0 million decrease in earnings.

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

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income. The discussion includes financial information prepared in accordance with GAAP, as well as utility margin, which is not a measure of financial performance under GAAP. Utility margin (operating revenues less fuel and purchased power costs and cost of natural gas sold) is a non-GAAP financial measure because it excludes certain operation and maintenance expenses applicable to revenues, as well as depreciation and amortization and property and revenue taxes.

We believe that utility margin provides a useful basis for evaluating utility operations since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses utility margin internally when assessing the operating performance of our utility segment as this measure excludes the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of utility margin herein is intended to provide supplemental information for investors regarding our operating performance.

Our utility margin may not be comparable to similar measures presented by other companies. Furthermore, this measure is not intended to replace gross margin as determined in accordance with GAAP as an indicator of operating performance. Our utility segment discussion below includes a table that provides the calculation of both gross margin as determined in accordance with GAAP and utility margin, as well as a reconciliation between the two measures.

09/30/2024 Form 10-Q	32	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$1,165.5	$1,284.1	$(118.6)

Operating expenses
Cost of sales (1)	347.5	461.6	114.1
Other operation and maintenance	331.1	320.5	(10.6)
Depreciation and amortization	178.0	168.7	(9.3)
Property and revenue taxes	35.2	35.7	0.5
Operating income	273.7	297.6	(23.9)

Other income, net	34.5	33.8	0.7
Interest expense	71.6	66.3	(5.3)
Income before income taxes	236.6	265.1	(28.5)

Income tax expense	46.2	49.9	3.7
Net income	$190.4	$215.2	$(24.8)

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$159.3	$152.3	$(7.0)
Transmission (1)	121.9	121.2	(0.7)
Regulatory amortizations and other pass through expenses (2)	51.8	48.9	(2.9)
Earnings sharing mechanism	(1.9)	(1.9)	—
Total other operation and maintenance	$331.1	$320.5	$(10.6)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2024 and 2023, $131.7 million and $120.0 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer class
Residential	2,228.0	2,247.9	(19.9)
Small commercial and industrial	3,065.0	3,061.1	3.9
Large commercial and industrial	2,859.3	2,902.4	(43.1)
Other	15.3	16.1	(0.8)
Total retail	8,167.6	8,227.5	(59.9)
Wholesale	840.7	1,001.3	(160.6)
Resale	557.9	319.0	238.9
Total sales in MWh	9,566.2	9,547.8	18.4

09/30/2024 Form 10-Q	33	Wisconsin Public Service Corporation

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	147.7	159.1	(11.4)
Commercial and industrial	114.8	127.6	(12.8)
Total retail	262.5	286.7	(24.2)
Transportation	345.7	346.3	(0.6)
Total sales in therms	608.2	633.0	(24.8)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (4,786 Normal)	3,852	4,337	(11.2)%
Cooling (547 Normal)	594	565	5.1%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Electric revenues	$945.7	$1,010.7	$(65.0)
Natural gas revenues	219.8	273.4	(53.6)
Operating revenues	1,165.5	1,284.1	(118.6)

Operating expenses
Fuel and purchased power	(237.1)	(296.8)	59.7
Cost of natural gas sold	(110.4)	(164.8)	54.4
Other operation and maintenance (1)	(224.0)	(222.1)	(1.9)
Depreciation and amortization	(178.0)	(168.7)	(9.3)
Property and revenue taxes	(35.2)	(35.7)	0.5
Gross margin (GAAP)	380.8	396.0	(15.2)

Other operation and maintenance (1)	224.0	222.1	1.9
Depreciation and amortization	178.0	168.7	9.3
Property and revenue taxes	35.2	35.7	(0.5)
Utility margin (non-GAAP)	$818.0	$822.5	$(4.5)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment decreased $15.2 million during the nine months ended September 30, 2024, compared with the same period in 2023, and utility margin (non-GAAP) decreased $4.5 million during the nine months ended September 30, 2024, compared with the same period in 2023. Both measures were driven by:

•A $7.4 million decrease in margins driven by a downward adjustment to contracted volumes with one wholesale customer, as well as the expiration of a contract with another customer in December 2023.

09/30/2024 Form 10-Q	34	Wisconsin Public Service Corporation

•A $6.9 million decrease in margins related to lower electric and natural gas sales volumes, driven by the impact of warmer winter weather during the nine months ended September 30, 2024, compared with the same period in 2023. As measured by heating degree days, the nine months ended September 30, 2024 were 11.2% warmer than the same period in 2023.

These decreases in margins were partially offset by a $6.0 million increase related to rates, which was driven by $4.3 million of amortization of unprotected excess deferred tax benefits during the nine months ended September 30, 2023, which we agreed to return to customers in our previously approved rate orders from the PSCW and is offset in income taxes.

Additionally, the larger decrease in gross margin (GAAP) as compared with the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $9.3 million increase in depreciation and amortization expense;

•A $5.1 million increase in electric and natural gas distribution expenses; partially offset by

•A $5.8 million decrease in other operating and maintenance related to our power plants.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $19.4 million during the nine months ended September 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $9.3 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $5.1 million increase in electric and natural gas distribution expenses, primarily driven by storm restoration and higher costs to maintain the distribution systems during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $3.5 million increase in benefit costs, primarily driven by higher stock-based compensation and deferred compensation expense.

•A $2.9 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $2.1 million increase in expenses associated with legal claims.

These increases in other operating expenses were partially offset by a $5.8 million decrease in other operating and maintenance related to our power plants, driven by a planned outage at our Weston coal-fired generation facility during the nine months ended September 30, 2023.

Interest Expense

Interest expense at the utility segment increased $5.3 million during the nine months ended September 30, 2024, compared with the same period in 2023. This increase was primarily due to higher average short-term debt balances and increased average short-term debt interest rates.

Income Tax Expense

Income tax expense at the utility segment decreased $3.7 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by lower pre-tax income and a $1.8 million increase in PTCs.

09/30/2024 Form 10-Q	35	Wisconsin Public Service Corporation

Other Segment Contribution to Net Income

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Net income	$1.2	$1.4	$(0.2)

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$455.8	$501.0	$(45.2)
Investing activities	(328.3)	(513.9)	185.6
Financing activities	(125.8)	(24.1)	(101.7)

Operating Activities

Net cash provided by operating activities decreased $45.2 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

•A $48.0 million decrease in cash related to higher payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable and higher payments for electric transmission service during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $29.8 million decrease in cash from lower overall collections from customers during the nine months ended September 30, 2024, compared with the same period in 2023. This decrease was driven by a lower per-unit cost of natural gas and lower sales volumes from warmer winter weather during 2024 compared with 2023.

These decreases in net cash provided by operating activities were partially offset by a $23.7 million increase in cash from lower amounts of collateral paid to counterparties during the nine months ended September 30, 2024, compared with same period in 2023, as well as lower realized losses on derivative instruments recognized during the nine months ended September 30, 2024, compared with the same period in 2023.

Investing Activities

Net cash used in investing activities decreased $185.6 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

•The acquisition of a 90% ownership interest in Red Barn in April 2023 for $143.8 million. See Note 2, Acquisitions, for more information.

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

09/30/2024 Form 10-Q	36	Wisconsin Public Service Corporation

Financing Activities

Net cash used in financing activities increased $101.7 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

•A $90.0 million decrease in cash due to lower equity contributions received from our parent during the nine months ended September 30, 2024, compared with the same period in 2023, to balance our capital structure.

•A $15.0 million decrease in cash due to higher dividends paid to our parent during the nine months ended September 30, 2024, compared with the same period in 2023, to balance our capital structure.

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

(in millions)
2024	$562.5	(1)
2025	801.8
2026	806.4
Total	$2,170.7

(1)This includes actual capital expenditures incurred through September 30, 2024, as well as estimated capital expenditures for the remainder of the year.

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

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Darien Solar Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth

09/30/2024 Form 10-Q	37	Wisconsin Public Service Corporation

counties, Wisconsin and once fully constructed, we will own 37 MWs of solar generation and 12 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $94 million, with construction of the solar portion and battery storage expected to be completed in 2025 and 2026, respectively.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $155 million, with construction of the solar portion and battery storage expected to be completed in 2026 and 2027, respectively.

•We plan to enhance fuel flexibility at Weston Unit 4.

•In February 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon Solar Energy Center, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $147 million, with construction of the solar portion and battery storage expected to be completed in 2027.

•In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest Solar Energy Center, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, we will own 15 MWs of solar generation. If approved, our share of the cost of this project is estimated to be approximately $34 million, with construction expected to be completed in 2028.

•In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire Saratoga, a utility-scale solar-powered electric generating facility with a battery energy storage system and Ursa, a utility-scale solar-powered electric generating facility. If approved, Saratoga will be located in Wood County, Wisconsin and Ursa will be located in Columbia County, Wisconsin. Once fully constructed, we will own 15 MWs of solar generation and 5 MWs of battery storage of Saratoga and 20 MWs of solar generation of Ursa. If approved, our share of the cost of Ursa is estimated to be approximately $45 million, with construction expected to be completed in 2027. If approved, our share of the cost of Saratoga is estimated to be approximately $45 million, with construction expected to be completed in 2028.

•In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow will be located in Iowa and Grant counties, Wisconsin and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, we will own 11 MWs of wind generation of Badger Hollow and 7 MWs of wind generation of Whitetail. If approved, our share of the cost of Badger Hollow is estimated to be $36 million, with construction expected to be completed in 2027. If approved, our share of the cost of Whitetail is estimated to be approximately $22 million, with construction expected to be completed in 2027.

•In October 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct Good Oak and Gristmill, two utility-scale solar electric generating facilities. If approved, both Good Oak and Gristmill will be located in Columbia County, Wisconsin. Once fully constructed, we will own 10 MWs of solar generation of Good Oak and 7 MWs of solar generation of Gristmill. If approved, our share of the cost of Good Oak is estimated to be $22 million and the cost of Gristmill is estimated to be approximately $14 million, with construction for both projects expected to be completed in 2028.

The construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's 2025-2029 capital plan, which includes us. The facilities would provide approximately four Bcf of natural gas supply (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

In August 2023, the DOC issued a ruling in its investigation into whether new tariffs should be imposed on solar panels and cells imported from four southeast Asian countries. In response to a new petition in April 2024, the DOC and USITC are conducting additional investigations into the solar panels and cells from the same four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC ruling and related USITC

09/30/2024 Form 10-Q	38	Wisconsin Public Service Corporation

investigation, and CBP actions, related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the nine months ended September 30, 2024.

Common Stock Dividends

During the nine months ended September 30, 2024, we paid common stock dividends of $140.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2024.

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

At September 30, 2024, our current liabilities exceeded our current assets by $45.4 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity of $148.8 million under our

09/30/2024 Form 10-Q	39	Wisconsin Public Service Corporation

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2024, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2023 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

Petition Before PSCW Regarding Third-Party Financed Distributed Energy Resources

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

09/30/2024 Form 10-Q	40	Wisconsin Public Service Corporation

In December 2022, the PSCW granted the petitioner’s request for a declaratory ruling in part, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the facts and circumstances of the specific project lease presented in that petition. The PSCW declined to issue the petitioner’s request for a broader declaratory ruling that the petitioner would not be regulated as a "public utility". Upon appeal, in April 2024, the Dane County Circuit Court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review. In June 2024, the PSCW issued an order to reopen the docket to consider modifications based upon the circuit court’s remand. On October 3, 2024, the PSCW issued an order declining to issue any declaratory ruling because the project lease originally at issue was no longer going forward. At this time we do not expect any material impact on our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO and UFLPA compliance requirements, and we expect the same will be true for subsequent projects, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four southeast Asian countries noted above. Duties began to be applied to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia after expiration of the Biden Administration’s 24-month tariff moratorium on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

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

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC began an investigation and, on October 1, 2024 announced a preliminary affirmative determination in its CVD investigation and set preliminary duties on imports from the four southeast Asian countries. Its AD investigation is proceeding and a preliminary determination is scheduled for late 2024. If the DOC and USITC make final affirmative determinations in their investigations, the DOC may impose enhanced duties, including retroactive duties in certain circumstances. Final determinations are scheduled for early 2025.

The Biden Administration invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, final determinations by the DOC and/or USITC may have an adverse impact on the solar industry overall. Additionally, the Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

We are continuing to monitor these investigations as they progress to determine the potential impact on our business and results of operations.

09/30/2024 Form 10-Q	41	Wisconsin Public Service Corporation

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

09/30/2024 Form 10-Q	42	Wisconsin Public Service Corporation

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during the three and nine months ended September 30, 2024 and 2023, as measured by degree days, may be found in Results of Operations.

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2023 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment test for our utility reporting unit that carried $36.4 million of goodwill as of July 1, 2024. No impairment was recorded as a result of this test. The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

09/30/2024 Form 10-Q	43	Wisconsin Public Service Corporation

The underlying assumptions and estimates used in the impairment test were made as of a point in time. Subsequent changes in these assumptions and estimates could change the result of the test.

At July, 1, 2024, the fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2024 Form 10-Q	44	Wisconsin Public Service Corporation

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2024 Form 10-Q	45	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2024 Form 10-Q	46	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 1, 2024	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2024 Form 10-Q	47	Wisconsin Public Service Corporation