Form 10-K
period 2024-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2025-02-21
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐    No ☒

As of June 30, 2024 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2025

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format set forth in General Instruction I(2).

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

2024 Form 10-K	i	Wisconsin Public Service Corporation

2024 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

2024 Form 10-K	iii	Wisconsin Public Service Corporation

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
AIA	Affiliated Interest Agreement
AMI	Advanced Metering Infrastructure
AOC	Audit and Oversight Committee of the Board of Directors of WEC Energy Group, Inc.
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow Wind	Badger Hollow Wind Energy Generation Facility
CAO	Chief Administrative Officer
CEO	Chief Executive Officer
CFR	Code of Federal Regulations
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
CSIRT	Cybersecurity Incident Response Team
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
Dawn Harvest	Dawn Harvest Solar Energy Center
DER	Distributed Energy Resource
Edgewater	Edgewater Generating Station
Enterprise Security Director	Director of Enterprise Security & Compliance
ERSC	Enterprise Risk Steering Committee
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
IT/OT	Information Technology and Operational Technology
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park
PHMSA	Pipeline and Hazardous Materials Safety Administration
PTC	Production Tax Credit
Pulliam	J. P. Pulliam Generating Station

2024 Form 10-K	iv	Wisconsin Public Service Corporation

Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTC	Renewable Thermal Credit
RTO	Regional Transmission Organization
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
Supreme Court	United States Supreme Court
Two Creeks	Two Creeks Solar Park
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric General Facility
Weston	Weston Generating Station
Whitetail	Whitetail Wind Energy Generation Facility
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order

2024 Form 10-K	v	Wisconsin Public Service Corporation

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations, including associated compliance costs, legal proceedings, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, climate-related matters, the WEC Energy Group capital plan, liquidity and capital resources, and other matters.

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions including continued economic growth, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, including as a result of the transition to a new presidential administration, and the recovery of associated remediation and compliance costs;

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

2024 Form 10-K	1	Wisconsin Public Service Corporation

•The impact of public health crises, including epidemics and pandemics, on our business functions, financial condition, liquidity, and results of operations;

•Risks inherent in electric generation and distribution and natural gas transportation, distribution, and storage activities, including leaks, accidental explosions, mechanical problems, fires, discharges or releases of toxic or hazardous substances or gases, and risks related to the ability to obtain adequate insurance to cover such events;

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, and the ability to execute the WEC Energy Group capital plan;

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from ongoing, expanding, or escalating regional or international conflicts, including those in Ukraine, Israel, and other parts of the Middle East;

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

•Risks involved in developing and implementing AI, including data privacy concerns or other legal liability, new or enhanced governmental or regulatory scrutiny or regulations governing the use of AI, the ability to meet expectations or requirements relating to adoption or implementation of AI technology, or other complications related to the use of AI;

•The risk associated with the values of goodwill and other long-lived assets, including intangible assets, and equity method investments, and their possible impairment;

2024 Form 10-K	2	Wisconsin Public Service Corporation

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

2024 Form 10-K	3	Wisconsin Public Service Corporation

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2024, 2023, and 2022, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2024, retail revenues accounted for 92.1% of total electric operating revenues, wholesale revenues accounted for 4.6% of total electric operating revenues, and resale revenues accounted for 2.4% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on MWh sales by customer class.

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

2024 Form 10-K	4	Wisconsin Public Service Corporation

We buy and sell electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets compared to our competitors affects how often our generating units are dispatched and whether we buy or sell power. For more information on the MISO Energy Markets, see D. Regulation.

Electric Sales Forecast

Our service territory experienced 0.3% lower weather-normalized retail electric sales in 2024, compared with 2023, mostly due to lower sales to large commercial and industrial customers. We currently forecast retail electric sales volumes to increase by 0.4% for 2025, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2024	2023	2022
Electric customers – end of year
Residential	413.9	409.7	405.6
Small commercial and industrial	56.2	55.7	55.4
Large commercial and industrial	0.2	0.2	0.2
Total electric customers – end of year	470.3	465.6	461.2

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, paper, food manufacturing, utilities, and merchant wholesalers.

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

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2025:

	Estimate (1)	Actual
	2025	2024	2023	2022
Company-owned generation units:
Coal	36.1%	34.9%	29.7%	34.2%
Natural gas combined cycle	25.4%	34.6%	33.7%	31.8%
Natural gas/oil peaking units	3.1%	5.3%	5.7%	3.1%
Renewables (2)	11.1%	10.5%	9.8%	8.7%
Total company-owned generation units	75.7%	85.3%	78.9%	77.8%
Power purchase contracts – renewables (2)	4.1%	4.8%	5.0%	4.9%
Purchased power from MISO	20.2%	9.9%	16.1%	17.3%
Total purchased power	24.3%	14.7%	21.1%	22.2%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2024 NYMEX.

(2)    Includes hydroelectric, solar, and wind generation.

2024 Form 10-K	5	Wisconsin Public Service Corporation

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 2,719 MWs of generation capacity, including wholly owned and jointly owned facilities. Our facilities include natural gas-fired plants, coal-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

Environmental Goals

WEC Energy Group has announced goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. As of the end of 2024, WEC Energy Group's electric generation fleet has achieved a 56% reduction in carbon emissions from the 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

As part of our path toward these goals, we plan to co-fire with natural gas at Weston Unit 4. By the end of 2030, we expect to use coal as a backup fuel only and to be in a position to eliminate coal as an energy source by the end of 2032.

Creating a Sustainable Future

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. The retirements are intended to address compliance with the EPA Clean Air rules as well as contribute to meeting our goals to reduce CO2 emissions from our electric generation. When taken together, the retirements and new investments in renewables and reliable, efficient natural gas generation discussed in more detail below should better balance our supply with our demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

WEC Energy Group has already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of jointly-owned Columbia Units 1 and 2 while investigating conversion of at least one unit to natural gas, and Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on WEC Energy Group's capital plan.

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

2024 Form 10-K	6	Wisconsin Public Service Corporation

Wind

In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow Wind and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow Wind will be located in Iowa and Grant counties, Wisconsin, and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, we will own 11 MWs of wind generation of Badger Hollow Wind and 7 MWs of wind generation of Whitetail. If approved, the construction of both of these projects is expected to be completed in 2027.

Solar and Battery Storage

In December 2024, the construction of the solar portion of Paris located in Kenosha County, Wisconsin was completed, and the facility became commercially operational. Paris is owned by us, along with WE and an unaffiliated utility. We own 30 MWs of solar generation and will own 17 MWs of battery storage of this project, with construction expected to be completed in 2025.

As part of our commitment to invest in additional zero-carbon generation, we have filed requests to acquire and construct 112 MWs of additional renewable generation and 30 MWs of battery storage, including the following:

•In October 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct Good Oak and Gristmill, two utility-scale solar-powered electric generating facilities. If approved, both Good Oak and Gristmill will be located in Columbia County, Wisconsin. Once fully constructed, we will own 10 MWs of solar generation of Good Oak and 7 MWs of solar generation of Gristmill. If approved, the construction for both projects is expected to be completed in 2028.

•In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, we will own 15 MWs of solar generation. If approved, the construction is expected to be completed in 2028.

•In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire Saratoga, a utility-scale solar-powered electric generating facility with a battery energy storage system, and Ursa, a utility-scale solar-powered electric generating facility. If approved, Saratoga will be located in Wood County, Wisconsin, and Ursa will be located in Columbia County, Wisconsin. Once fully constructed, we will own 15 MWs of solar generation and 5 MWs of battery storage of Saratoga and 20 MWs of solar generation of Ursa. If approved, the Ursa construction is expected to be completed in 2027, and the Saratoga construction is expected to be completed in 2028.

•In February 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. If approved, the construction of the solar and battery storage is expected to be completed in 2027.

We have also received approvals from the PSCW to invest in 82 MWs of renewable generation and 37 MWs of battery storage currently under construction, including the following:

•In April 2023, we, along with WE and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage for this project. The construction of the solar portion and battery storage is expected to be completed in 2026 and 2027, respectively.

•In December 2022, we, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 37 MWs of solar generation and 12 MWs of battery storage of this project. The construction of the solar portion and battery storage is expected to be completed in 2025 and 2026, respectively.

2024 Form 10-K	7	Wisconsin Public Service Corporation

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO implemented seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2024 through May 31, 2025 are as follows: 17.7% summer (June – August); 25.2% fall (September – November); 49.4% winter (December – February); and 40.8% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

We believe that we have adequate capacity through company-owned generation units and power purchase contracts to meet the MISO calculated planning reserve margin during the current planning year. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for the upcoming planning year.

Fuel and Purchased Power Costs

Our retail electric rates are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW generally allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. For more information about the fuel rules, see D. Regulation.

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2024	2023	2022
Coal	$25.86	$26.09	$26.68
Natural gas combined cycle	19.75	31.88	38.98
Natural gas/oil peaking units	35.41	34.94	77.80
Purchased power	42.75	39.38	60.19

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

Coal Supply

We diversify the coal supply for our jointly-owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2025, 87% of our total projected coal requirements of 1.8 million tons are contracted under fixed-price contracts. See Note 21, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

2024 Form 10-K	8	Wisconsin Public Service Corporation

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2025	1,552
2026	600
2027	—

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

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Excluding planning capacity purchases, our power purchase commitments with unaffiliated parties consist of 100 MWs per year for 2025 through 2029. To procure additional planning capacity, we purchase capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2024, our generating plants performed as expected during the most demanding periods of the year, and all power purchase commitments under firm contract were received. During this period, we did not make any public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating our peaking generation. During this time, customers taking service under these interruptible programs can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

We provide service to residential and commercial and industrial customers. In addition, we offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include paper, food manufacturing, governmental, education, and real estate. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on natural gas sales volumes by customer class.

2024 Form 10-K	9	Wisconsin Public Service Corporation

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2024, 2023, and 2022, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our service territory experienced slightly higher weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2024 as compared to 2023. We currently forecast retail natural gas delivery volumes to grow 2.2% in 2025, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2024	2023	2022
Customers – end of year
Residential	310.5	307.6	304.8
Commercial and industrial	35.3	35.2	34.9
Transportation	1.0	1.0	0.9
Total customers	346.8	343.8	340.6

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 21, Commitments and Contingencies.

Pipeline Capacity and Storage

We have long-term firm capacity contracts with interstate pipelines that access supply from a variety of natural gas producing areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

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

We contract with interstate pipeline companies, as well as other service providers, to purchase firm transportation and storage services under varied-length long-term contracts. We believe that having diverse capacity and storage benefits our customers.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 9.0 million therms for the 2024 through 2025 heating season. Our peak daily send-out during 2024 was 6.0 million therms on December 12, 2024. Peak or near-peak demand generally occurs only a few times each year. Natural gas pipeline capacity and storage and natural gas supplies under contract can be resold in secondary markets. The secondary markets facilitate utilization of capacity and supply during times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRM. For information on our GCRM, see Note 1(d), Operating Revenues.

2024 Form 10-K	10	Wisconsin Public Service Corporation

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

Environmental Goals

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. In addition, subject to regulatory approval, WEC Energy Group expects to procure RTCs.

C. OTHER SEGMENT

Our other segment includes our non-utility activities as well as equity earnings from our investment in WRPC. We own 50% of the stock of WRPC. WRPC owns two hydroelectric plants, and we are entitled to 50% of the total capacity from its plants.

2024 Form 10-K	11	Wisconsin Public Service Corporation

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

Rates

Our retail electric and natural gas rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2024		2023		2022
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,154.2	92.8%	$1,211.2	92.3%	$1,189.0	90.2%
FERC – Wholesale	90.2	7.2%	100.9	7.7%	129.4	9.8%
Total	1,244.4	100.0%	1,312.1	100.0%	1,318.4	100.0%

Natural Gas – Wisconsin	316.0	100.0%	369.3	100.0%	466.8	100.0%
Total utility operating revenues	$1,560.4		$1,681.4		$1,785.2

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

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 23, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2024.

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

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2024 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

We file periodic requests with the PSCW for changes in retail rates. Our rate requests are based on forward looking test years, which reflect additions to infrastructure and changes in costs incurred or expected to be incurred. For information on our regulatory proceedings, see Note 23, Regulatory Environment. Orders from the PSCW can be viewed at https://psc.wi.gov/. The material and

2024 Form 10-K	12	Wisconsin Public Service Corporation

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

Within MISO, transmission congestion is monetized and included within an LMP that is established through the energy market. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2024, through May 31, 2025. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has seasonal zonal resource adequacy requirements to ensure there is sufficient generation capacity to serve load within each zone and the MISO footprint. To meet this requirement, load-serving entities can own generation and demand response resources, acquire generation capacity through MISO's annual capacity auction, or acquire generation capacity through bilateral contracts. The zone in which our load resides, along with the MISO North region as a whole, has sufficient generation capacity resources to meet their respective planning reserve margins for the period between June 1, 2024 and May 31, 2025.

We manage our electric generation portfolio to minimize our exposure within MISO’s annual capacity auction. This includes managing the retirement of existing generation resources and the addition of new generation resources to maintain a diversified portfolio to help avoid a significant short position.

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

2024 Form 10-K	13	Wisconsin Public Service Corporation

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

F. HUMAN CAPITAL

We believe our employees are among our most important resources, so investing in human capital is critical to our success. We strive to attract, retain, and develop talented personnel and keep our employees safe, healthy, and engaged.

WEC Energy Group's Board of Directors retains collective responsibility for comprehensive risk oversight of WEC Energy Group and its subsidiaries, including critical areas that could impact our sustainability, such as human capital. Management regularly reports to WEC Energy Group's Board of Directors on human capital management topics, including corporate culture, succession planning, training and employee development, and safety and health. WEC Energy Group's Board of Directors delegates specified duties to its committees. In addition to its responsibilities relative to executive compensation, the Compensation Committee has oversight responsibility for reviewing organizational matters that could significantly impact us. The Compensation Committee reviews recruiting and development programs and priorities, receives updates on key talent, and assesses workforce composition across WEC Energy Group and its subsidiaries.

Workforce

As of December 31, 2024, we had 1,180 employees, including 850 that are represented under union agreements. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k) savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

2024 Form 10-K	14	Wisconsin Public Service Corporation

Engagement

We are committed to ensuring a fair workplace and an engaged workforce. Our commitment is a core strategic competency and an integral part of our culture, with longstanding programs for individual development, reinforcement of our core values, and a recruitment strategy that is focused on building a deep talent pipeline to support our business needs. During 2024, we demonstrated this commitment through training and development of employees at all levels of the organization, our comprehensive merit review and succession planning processes, and a range of community partnerships. In addition, WEC Energy Group has a number of initiatives that promote workforce contributions and participation and ensure its companies, including us, are attractive employers for persons of all backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and education and training for all employees in order to develop and support inclusive teams. We are committed to a workplace free from bias and harassment. We also support external leadership and educational programs that support, train, and promote individuals in the communities we serve.

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

2024 Form 10-K	15	Wisconsin Public Service Corporation

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

We are subject to significant state, local, and federal governmental regulations, including regulations by the PSCW and the FERC. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, affect our ability to implement WEC Energy Group's corporate strategy, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric and natural gas customers; our authorized rate of return; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of debt securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

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

2024 Form 10-K	16	Wisconsin Public Service Corporation

We face significant costs to comply with existing and future environmental laws and regulations.

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. The EPA has recently adopted and implemented new environmental regulations, which include regulations that govern the emission of NOx, ozone, fine particulates, and other air pollutants under the CAA through the NAAQS, climate change, other air quality regulations, and water quality regulations. For example, in 2024, the EPA revised the effluent guidelines for steam electric generating plants, published a final rule lowering the PM limit under the MATS, lowered the primary (health-based) annual PM 2.5 NAAQS, published the Greenhouse Gas Power Plant Rule for fossil-fired steam generating units, issued a final Mandatory Greenhouse Gas Reporting Rule, and finalized a rule for CCR that applies to landfills, historic fill sites, and projects where CCR was placed at a power plant site. Some of these rules could be challenged or reviewed by agencies under the new presidential administration, which creates additional uncertainty. As a result of these potential challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

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

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of WEC Energy Group's commitment to a cleaner energy future, we have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, and plans to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable and reliable, efficient natural gas generation facilities. We have also started implementing co-firing with natural gas at certain of our coal-fired units and are evaluating the conversion to natural gas.

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

2024 Form 10-K	17	Wisconsin Public Service Corporation

contribute to reduced demand for electricity and natural gas, which could adversely affect our results of operations, cash flows, and financial condition.

Our operations, capital expenditures, and financial results may be affected by the impact of greenhouse gas legislation, regulation, and emission reduction goals.

There has been significant attention to issues concerning climate change as well as activism from certain stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower and limit GHG emissions. The EPA and some states have adopted and are implementing regulations to restrict emissions of GHGs. There have also been increasing efforts to introduce and adopt electrification initiatives and/or mandates and other efforts to reduce or eliminate reliance on natural gas as an energy source.

Costs associated with such legislation, regulation, and emission reduction goals could be significant within our electric and natural gas operations. New or additional GHG regulations, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants, and could cause us to retire and replace units earlier than planned under the WEC Energy Group capital plan, which could lead to a possible loss on abandonment and reduced revenues.

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

WEC Energy Group has set goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050. WEC Energy Group has a goal to eliminate coal as an energy source by the end of 2032.

We continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. WEC Energy Group continues to focus on methane emission reductions by improving its natural gas distribution systems. WEC Energy Group set a target across its natural gas distribution operations, including our operations, to achieve net-zero methane emissions by the end of 2030.

The ability to achieve these reductions in CO2 and methane emissions depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility systems, the ability to procure RTCs, legislative and regulatory support for renewable generation, the ability to maintain reliability with demand growth, and the ability of WEC Energy Group to execute its capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition. There can be no guarantee that WEC Energy Group will achieve its targets.

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

2024 Form 10-K	18	Wisconsin Public Service Corporation

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. Under the IRA, a transferability option also allows us to sell these tax credits to third parties. This is a relatively new market that may require additional regulations and guidance from taxing authorities. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. Any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, including the repeal or amendment of portions of the IRA and the executive order issued by the new presidential administration, could make it less conducive for the development and operation of renewable energy facilities. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, resulting in a material adverse impact on our financial condition and results of operations. The imposition of additional taxes, tariffs, or other assessments related to renewable energy projects or the equipment necessary to generate or deliver it, as well as any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, may also limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

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

Public health crises and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact WEC Energy Group's ability to implement its corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.

Despite our efforts to manage the impacts of public health crises which may occur in the future, the extent to which they may affect us depends on factors beyond our knowledge or control. As a result, we are unable to determine the potential impact any such public health crises may have on our business plans and operations, liquidity, financial condition, and results of operations.

2024 Form 10-K	19	Wisconsin Public Service Corporation

Our operations are subject to risks arising from the reliability of our electric generation, transmission, and distribution facilities, natural gas infrastructure facilities, renewable energy facilities, and other facilities, as well as the reliability of third-party transmission providers.

Our financial performance depends on the successful operation of our electric generation and transmission, natural gas and electric distribution facilities, and renewable energy facilities. The operation of these facilities involves many risks, including operator error and the breakdown or failure of equipment or processes.

Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; delays in the replacement of aging infrastructure; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cybersecurity intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, and unanticipated capital expenditures. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

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

2024 Form 10-K	20	Wisconsin Public Service Corporation

consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of energy can be influenced by certain federal and state programs that are intended to influence how consumers use energy. For example, several states, including Wisconsin, have adopted energy efficiency targets to reduce energy consumption.

As part of our planning process, we estimate the impacts of changes in customer growth and general economic conditions, weather, and customer energy conservation efforts, but risks still remain. The growth of data centers and development of associated technology may make it more difficult to accurately forecast customer demand or to recover additional costs. Any of these matters, as well as any regulatory delay in adjusting rates as a result of reduced sales from effective conservation measures or the adoption of new technologies, could adversely impact our results of operations and financial condition. In addition, elimination or reduced financial support of programs that provide energy assistance to our customers, including the Low Income Home Energy Assistance Program, could impact the demand for energy and/or adversely impact our liquidity.

Our operations are subject to the effects of global climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territory. If climate changes occur that result in extreme temperatures in our service territory, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles, as well as damage to wind and solar generation facilities, or other operating equipment. This could result in us incurring significant restoration costs, and foregoing sales of energy and lost revenues. Extreme weather in summer could cause electric load to be interrupted or certain customers to be curtailed who participate in load management programs. Additionally, an extreme weather event could also cause the cost of natural gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although we have a regulatory mechanism in place for recovering all prudently incurred natural gas costs, our regulators could disallow recovery or order the refund of any costs determined to be imprudent.

In addition, our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as storms, including derecho events, with high winds, lightning, and hail, floods, drought, wild fires, tornadoes, snow and ice storms, or abnormal levels of precipitation. Extreme weather may result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs or unanticipated capital expenditures. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

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

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders.

Our ability to execute WEC Energy Group's strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors, and other stakeholders. Those expectations are based in part on the core fundamentals of affordability and reliability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services, and offerings. Additionally, the risks of global climate change continues to shape our customers’ sustainability goals and energy needs, as well as the investment and financing criteria of investors. Failure to meet these expectations or to adequately address the risks and external pressures may impact our reputation and affect our ability to achieve favorable outcomes in future rate cases or our results of operations. The new presidential administration's efforts to roll back certain climate and diversity, equity, and inclusion policies and programs may conflict with the expectations of our customers, regulators, and investors, creating additional uncertainty as we look to balance our stakeholders' competing priorities, and could lead to litigation and government investigations. Furthermore, the increasing use of social media may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations, and financial condition.

2024 Form 10-K	21	Wisconsin Public Service Corporation

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

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Protracted, expanding or escalating regional or international conflicts, including the conflicts involving Ukraine, Israel, and parts of the Middle East, as well as strained relationships between the United States and other countries related to such conflicts, could result in domestic and global supply chain disruptions that delay the delivery, or result in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement our corporate strategy for continued utility and infrastructure growth, including our renewable energy projects.

Moreover, prices of equipment, materials, and other resources have increased as a result of supply chain disruptions and may continue to increase in the future, as a result of inflation. Increases in inflation raise our costs for labor, materials, and services, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our financial condition and results of operations.

In addition, the imposition of new tariffs, or other changes in United States trade policy, could trigger retaliatory actions by affected countries. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to result in or exacerbate global supply chain disruptions and/or inflation, which could result in an adverse impact on our business operations, financial condition, and/or capital plan.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, LNG storage, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy and natural gas generating facilities as part of the WEC Energy Group capital plan and its goal to be net carbon neutral by 2050. In addition, we continue to invest in technology and the development of software applications to support our business.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and delays, increasing material costs, government tariffs, and other factors, could impact the timing of completion of our renewable projects. For example, the UFLPA's prohibition on imports of solar panels manufactured with certain silica-based products originating in Xinjiang, China, has and could delay the release of solar panels to us for our renewables projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; inflation; tariffs; the impact of public health crises; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

Certain of these projects require the approval of the PSCW. If construction of PSCW-approved projects should materially and adversely deviate from the schedules, estimates, and/or projections on which the approval was based, the PSCW may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value. Efforts to pause approvals related to wind development could threaten our ability to execute our capital plan. Other renewable energy sources, including solar developments, could also be at risk. In addition, the PSCW, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed.

We sometimes incur significant engineering, design, and equipment costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. We may not be allowed to recover these penalties and other costs incurred in customer rates, which could have a material adverse effect on our results of operations. In addition, if any construction work or investments

2024 Form 10-K	22	Wisconsin Public Service Corporation

have already been recorded as an asset, an impairment may need to be recorded. Despite mitigation efforts we have undertaken, we may still experience significant losses or delayed recovery of these costs.

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

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. All of our assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cybersecurity intrusions caused by human error, vendor bugs, terrorist or other physical attacks (including potential attacks on our substations and other electric distribution equipment), acts of war, or other malicious acts. Cybersecurity threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised. Cybersecurity attacks, including attacks targeting utility systems and other critical infrastructure, may increase during periods of heightened or escalating geopolitical tensions.

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

Our continued efforts to integrate, consolidate, and streamline our operations with those of WEC Energy Group's other subsidiaries have also resulted in increased reliance on current and recently completed projects for technology systems. The failure to enhance existing information technology systems and adopt or successfully implement new technology, could adversely affect our operations. Cybersecurity threats, including those leveraging AI, continue to increase, and the security measures and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems against unauthorized access to secured data and systems may be insufficient to safeguard against all security breaches. The failure of any of these important technologies, or our inability to support, update, expand, and/or integrate these technologies with those of our affiliates, could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

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

2024 Form 10-K	23	Wisconsin Public Service Corporation

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

Adoption of AI technologies could adversely affect our business, reputation, or financial results.

We are using AI primarily through services provided by our third party vendors. In addition, we are exploring the use of AI, including generative AI, and its ability to enhance the services we offer. There are significant risks involved in developing and deploying AI, and there can be no assurance that the use of AI will enhance our services or be beneficial to our business, including with respect to the efficiency and resiliency of our systems. Our AI-related efforts may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. In addition, the adoption of AI may subject us to new or enhanced governmental or regulatory scrutiny, laws, rules, directives, or regulations governing the use of AI, as well as litigation, ethical concerns, negative customer perceptions as to automation and AI, legal liability or other complications that could adversely affect our business, reputation, or financial results. We may not be able to recover our investments in AI technology through our regulatory proceedings. Similarly, as AI continues to evolve, we may not be able to adopt and implement AI as quickly as our customers or communities desire or regulators may require. AI is a relatively new and rapidly evolving technology, and we are unable to predict all of the risks that may result from our and our vendor's adoption of AI initiatives.

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

Recent legislation, including the IRA and the Infrastructure Investment and Jobs Act, has promoted the construction and cost-effectiveness of renewable energy generation, including distributed generation technologies for self-supply of electricity by our customers and third parties. Increased use of technologies such as private solar and battery storage in our service territories could reduce our recovery of fixed costs, could result in customers leaving the electric distribution system, and could cause an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies could result in us not being able to fully recover the costs and investment in generation.

Federal and state regulations and other efforts designed to promote and expand the use of distributed generation technologies also incentivize modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect to these distributed generation technologies. Other legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production. In addition, regulatory support of co-locating generation near data centers could impact our generation planning and its related cost recovery and could cause our generation to be less cost effective.

We also cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

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

2024 Form 10-K	24	Wisconsin Public Service Corporation

We generate and distribute electricity and transport and distribute natural gas, which involves numerous risks that may result in accidents and other operating risks and costs.

Inherent in electric generation and distribution and natural gas transportation and distribution activities are a variety of hazards and operational risks, such as leaks, accidental explosions, mechanical problems, fires, discharges or releases of toxic or hazardous substances or gases, and other environmental risks, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines near populated areas could increase the level of damages resulting from these risks. These activities may subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. Further, delays in the replacement of aging infrastructure may lead to increased costs and disruptions in operations that could also negatively impact our financial results.

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

Risks Related to Economic and Market Volatility

Our business is dependent on our ability to successfully access credit and capital markets on competitive terms and rates.

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

2024 Form 10-K	25	Wisconsin Public Service Corporation

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

There are a number of factors that impact our credit ratings, including, but not limited to, capital structure, regulatory environment, the ability to cover liquidity requirements, and other requirements for capital. We could experience a downgrade in ratings if the rating agencies determine that our level of business or financial risk, or that of the utility industry, has deteriorated. Changes in rating methodologies by the rating agencies could also have a negative impact on credit ratings. Any downgrade by the rating agencies could increase borrowing costs under our existing credit facility or future financings, decrease funding sources, limit the availability of adequate credit support for our operations, and trigger collateral requirements in various contracts.

The fluctuation in demand for certain commodities and their respective prices could negatively impact our operations.

Our operating and liquidity requirements are impacted by changes in the forward and current market prices of natural gas, coal, electricity, renewable energy credits, and ancillary services.

We burn natural gas in several of our electric generation plants and as a supplemental fuel at one of our coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. The cost of natural gas may increase because of disruptions in the supply of natural gas due to a curtailment in production or distribution, international market conditions, the demand for natural gas, and the availability of shale gas and potential regulations and/or other government action affecting its accessibility. We also burn coal at certain of our electric generation facilities. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts.

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

Changes in the demand for commodities and their respective prices could result in:

•Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;
•Reduced profitability to the extent that lower revenues, higher fuel costs, increased bad debt, and higher interest expense are not recovered through rates;
•Higher rates charged to our customers, which could impact our competitive position;
•Reduced demand for energy, which could impact revenues and operating expenses; and
•Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

2024 Form 10-K	26	Wisconsin Public Service Corporation

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities.

We operate jointly-owned coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. Coal deliveries may occasionally be restricted because of rail congestion and maintenance, derailments, weather, public health crises, and supplier financial hardship as a result of decreased demand for coal.

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

2024 Form 10-K	27	Wisconsin Public Service Corporation

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

WEC Energy Group's CAO is responsible for enterprise-wide information technology services and cybersecurity system strategy. In this capacity, the CAO oversees the cybersecurity risk management program, which is maintained and implemented by the Enterprise Security Director. WEC Energy Group's CAO has 25 years of experience at the company, during which time she has held a

2024 Form 10-K	28	Wisconsin Public Service Corporation

number of management and leadership positions, including Chief Information Officer, through which she has developed expertise in WEC Energy Group's IT/OT cybersecurity, data security, and physical security environment and risk profile.

The Enterprise Security Director, in collaboration with her team, is responsible for IT/OT cybersecurity, data security, and physical security. The Enterprise Security Director identifies, evaluates, and facilitates mitigation of cyber, data, and physical security risks and reports on cybersecurity matters and risks to the ERSC and the AOC. The Enterprise Security Director has over 27 years of experience in IT/OT cybersecurity, data security and physical security, and is a certified information system security professional. She is also a member of numerous state and national cybersecurity organizations.

Cybersecurity Risk Management Program

Our cybersecurity-related risks are managed through monitoring, defense and response tools, audits and assessments of the program’s effectiveness, industry collaboration, and employee training and awareness. WEC Energy Group's cybersecurity risk management program utilizes the cybersecurity framework and maturity models from the National Institute of Standards and Technology and the DOE to continually assess its maturity. This includes regular internal security audits and vulnerability assessments, as well as regular engagement with third-party security experts for external assessments of WEC Energy Group's security controls, including technical, physical, and social aspects. To better comprehend the scope and magnitude of any active threats to our industry and nation and their potential impact on our IT/OT systems, we communicate with other utility companies, government agencies, and other sectors of the economy concerning cybersecurity incidents. All employees are required to complete training annually regarding information security and acceptable use of corporate electronic resources. Annual role-based cybersecurity training as well as ongoing participation in a corporate phishing campaign program, is also required of employees and contractors. In addition, as part of the cybersecurity program, WEC Energy Group has established controls and procedures to assess the adequacy of controls in place at third-party vendors to protect corporate information, including restricted and confidential restricted information we provide to third-party vendors, their employees, or authorized agents. These third-party vendors are also subject to a background investigation prior to being granted physical or electronic access to the company's private property, or physical access to customer premises on behalf of the company.

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

2024 Form 10-K	29	Wisconsin Public Service Corporation

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

Electric Facilities

The following table summarizes information on our electric generation facilities, including wholly owned and jointly owned facilities, as of December 31, 2024:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Natural gas-fired plants
Fox Energy Center	Wrightstown, WI	Natural Gas	3	581
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	168
West Marinette Power Plant	Marinette, WI	Natural Gas	3	159
Whitewater	Whitewater, WI	Natural Gas/Oil	1	118	(2)
Pulliam	Green Bay, WI	Natural Gas	1	85
Weston	Rothschild, WI	Natural Gas	7	65	(2)
Total natural gas-fired plants			16	1,176
Coal-fired plants
Weston	Rothschild, WI	Coal	2	708	(2) (5)
Columbia	Portage, WI	Coal	2	308	(2) (5)
Total coal-fired plants			4	1,016
Wind facilities
Crane Creek Wind Park	Howard County, IA	Wind	66	99
Red Barn	Grant County, WI	Wind	28	82	(2)
Forward Wind	Fond du Lac County, WI	Wind	86	62	(2)
Total wind facilities			180	243
Solar facilities
Two Creeks	Manitowoc County WI	Solar	48	100	(2)
Badger Hollow I	Iowa County, WI	Solar	41	100	(2)
Paris	Kenosha County, WI	Solar	53	30	(2)
DER facility	Oneida County, WI	Solar	3	8	(6)
Total solar facilities			145	238
Other renewable facilities
Hydro plants (17 in number)	WI	Hydro	50	46	(3) (4)
Total other renewable facilities			50	46
Total system			395	2,719

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2025 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

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

(5)    WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation, which includes the planned retirements of the jointly-owned Columbia Units 1-2 while investigating conversion of at least one unit to natural gas, and Weston Unit 3.

2024 Form 10-K	30	Wisconsin Public Service Corporation

(6)    DER facilities are distribution system interconnected solar projects that are typically 5-10 MWs each.

As of December 31, 2024, we operated approximately 13,700 miles of overhead distribution lines and approximately 9,400 miles of underground distribution cable, as well as 117 electric distribution substations and approximately 306,400 line transformers.

Natural Gas Facilities

At December 31, 2024, our natural gas properties were located in northeastern Wisconsin and consisted of the following:

•Approximately 8,500 miles of natural gas distribution mains,
•Approximately 250 miles of natural gas transmission mains,
•Approximately 317,800 natural gas lateral services, and
•Approximately 90 natural gas distribution and transmission gate stations.

Our natural gas distribution and gas storage systems included distribution and transmission mains connected to the pipeline transmission systems of ANR Pipeline Company, Great Lakes Transmission Company, Guardian Pipeline L.L.C., and Vector Pipeline.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2024 Form 10-K	31	Wisconsin Public Service Corporation

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. WEC Energy Group's capital plan, provides a roadmap to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow WEC Energy Group's and our investment in the future of energy.

Throughout its strategic planning process, WEC Energy Group takes into account important developments, risks and opportunities, including new technologies, customer preferences and affordability, energy resiliency efforts, and sustainability.

Creating a Sustainable Future

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation at its electric utilities, including us. The retirements are intended to address compliance with the EPA Clean Air rules as well as contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation. When taken together, the retirements and new investments in renewables and reliable, efficient natural gas generation should better balance supply with demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

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

As part of our path toward these goals, we plan to co-fire with natural gas at Weston Unit 4. By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and believes it will be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group already has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirement of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of the jointly-owned Columbia Units 1 and 2 and the planned retirement of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to the planned retirement of Columbia Units 1 and 2.

2024 Form 10-K	32	Wisconsin Public Service Corporation

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

In August 2021, the PSCW approved pilot programs for us to install and maintain EV charging equipment for customers at their homes or businesses. We proposed modifications to these pilot programs, which were approved by the PSCW and implemented on January 1, 2025. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, WEC Energy Group pledged to expand the EV charging network within its utilities' electric service territories. In doing so, WEC Energy Group joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition WEC Energy Group joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. In addition, subject to regulatory approval and market conditions, we expect to procure RTCs.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the WEC Energy Group capital plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

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

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

2024 Form 10-K	33	Wisconsin Public Service Corporation

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under the WEC Energy Group capital plan. For example, we are making progress on our AMI program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2024 with the year ended December 31, 2023, and for the year ended December 31, 2023 with the year ended December 31, 2022.

2024 Form 10-K	34	Wisconsin Public Service Corporation

Earnings

Our earnings for the year ended December 31, 2024 were $252.9 million, compared with $260.2 million for the year ended December 31, 2023. See below for additional information on the $7.3 million decrease in earnings.

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

Utility Segment Contribution to Net Income

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating revenues	$1,560.4	$1,681.4	$1,785.2	$(121.0)	$(103.8)

Operating expenses
Cost of sales (1)	485.3	606.8	845.1	121.5	238.3
Other operation and maintenance	440.3	434.3	362.5	(6.0)	(71.8)
Depreciation and amortization	238.5	226.9	199.8	(11.6)	(27.1)
Property and revenue taxes	46.9	47.4	42.4	0.5	(5.0)
Operating income	349.4	366.0	335.4	(16.6)	30.6

Other income, net	48.2	43.8	41.0	4.4	2.8
Interest expense	95.0	89.0	70.5	(6.0)	(18.5)
Income before income taxes	302.6	320.8	305.9	(18.2)	14.9

Income tax expense	51.2	62.3	71.9	11.1	9.6
Net income	$251.4	$258.5	$234.0	$(7.1)	$24.5

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

2024 Form 10-K	35	Wisconsin Public Service Corporation

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operation and maintenance not included in line items below	$210.6	$206.3	$206.8	$(4.3)	$0.5
Transmission (1)	162.4	161.8	133.4	(0.6)	(28.4)
Regulatory amortizations and other pass through expenses (2)	69.8	66.2	40.8	(3.6)	(25.4)
Earnings sharing mechanism (3)	(2.5)	—	(21.6)	2.5	(21.6)
Other	—	—	3.1	—	3.1
Total other operation and maintenance	$440.3	$434.3	$362.5	$(6.0)	$(71.8)

(1)    Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2024, 2023, and 2022, $175.4 million, $160.2 million, and $155.0 million, respectively, of costs were billed to us by transmission providers.

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

(3)    Represents operation and maintenance associated with the earnings sharing mechanism we have in place. In 2022, earnings sharing was reduced by amortization related to certain regulatory liability balances associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 23, Regulatory Environment, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
				B (W)	B (W)
Electric Sales Volumes (MWh - in thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Customer class
Residential	2,940.4	2,952.1	3,033.8	(11.7)	(81.7)
Small commercial and industrial	4,028.2	4,010.1	4,039.9	18.1	(29.8)
Large commercial and industrial	3,810.9	3,830.5	3,962.6	(19.6)	(132.1)
Other	21.7	22.8	26.3	(1.1)	(3.5)
Total retail	10,801.2	10,815.5	11,062.6	(14.3)	(247.1)
Wholesale	1,073.7	1,279.6	1,587.1	(205.9)	(307.5)
Resale	754.5	376.8	332.5	377.7	44.3
Total sales in MWh	12,629.4	12,471.9	12,982.2	157.5	(510.3)

	Year Ended December 31
				B (W)	B (W)
Natural Gas Sales Volumes (Therms - in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Customer class
Residential	218.8	230.0	271.2	(11.2)	(41.2)
Commercial and industrial	165.7	179.0	205.5	(13.3)	(26.5)
Total retail	384.5	409.0	476.7	(24.5)	(67.7)
Transportation	474.8	474.3	487.4	0.5	(13.1)
Total sales in therms	859.3	883.3	964.1	(24.0)	(80.8)

2024 Form 10-K	36	Wisconsin Public Service Corporation

	Year Ended December 31
				B (W)	B (W)
Weather (Degree Days) (1)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Heating (7,329 Normal)	6,015	6,544	7,387	(8.1)%	(11.4)%
Cooling (554 Normal)	608	596	718	2.0%	(17.0)%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Electric revenues	$1,244.4	$1,312.1	$1,318.4	$(67.7)	$(6.3)
Natural gas revenues	316.0	369.3	466.8	(53.3)	(97.5)
Operating revenues	1,560.4	1,681.4	1,785.2	(121.0)	(103.8)

Operating expenses
Fuel and purchased power	(321.5)	(388.1)	(515.5)	66.6	127.4
Cost of natural gas sold	(163.8)	(218.7)	(329.6)	54.9	110.9
Other operation and maintenance (1)	(296.2)	(296.5)	(273.0)	0.3	(23.5)
Depreciation and amortization	(238.5)	(226.9)	(199.8)	(11.6)	(27.1)
Property and revenue taxes	(46.9)	(47.4)	(42.4)	0.5	(5.0)
Gross margin (GAAP)	493.5	503.8	424.9	(10.3)	78.9

Other operation and maintenance (1)	296.2	296.5	273.0	(0.3)	23.5
Depreciation and amortization	238.5	226.9	199.8	11.6	27.1
Property and revenue taxes	46.9	47.4	42.4	(0.5)	5.0
Utility margin (non-GAAP)	$1,075.1	$1,074.6	$940.1	$0.5	$134.5

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units, transmission, distribution, and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

2024 Compared with 2023

Gross margin (GAAP) at the utility segment decreased $10.3 million during 2024, compared with 2023, and utility margin (non-GAAP) increased $0.5 million during 2024, compared with 2023. Both measures were driven by:

•An $11.1 million increase in margins related to rates.

•A $1.8 million increase in margins driven by lower ash handling costs at certain of our power plants.

These increases in margins were offset by:

•A $10.2 million decrease in margins driven by a decrease in contracted volumes with one wholesale customer, as well as the expiration of a contract with another customer in December 2023.

•A $3.1 million decrease in margins related to lower retail sales volumes, driven by the impact of warmer winter weather during 2024, compared with 2023. As measured by heating degree days, 2024 was 8.1% warmer than 2023.

2024 Form 10-K	37	Wisconsin Public Service Corporation

Additionally, the decrease in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•An $11.6 million increase in depreciation and amortization; and

•A $5.0 million increase in electric and natural gas distribution expenses; partially offset by

•An $8.7 million decrease in other operating and maintenance related to our power plants.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $17.1 million during 2024, compared with 2023. The significant factors impacting the increase in other operating expenses were:

•An $11.6 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $6.1 million increase in benefit costs, primarily driven by higher stock-based compensation expense.

•A $5.0 million increase in electric and natural gas distribution expenses, primarily driven by storm restoration.

•A $3.6 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by an $8.7 million decrease in other operating and maintenance related to our power plants, driven by the resolution of certain items as a result of our December 2024 Wisconsin rate order approved by the PSCW, as well as lower severance expense during 2024.

Other Income, Net

Other income, net increased $4.4 million during 2024, compared with 2023, driven by higher AFUDC-Equity due to continued capital investment and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 19, Employee Benefits, for more information on our benefit costs. Higher interest income earned on amounts due from ATC for the construction of transmission infrastructure upgrades needed for new generation projects also contributed to the increase in other income. We are required to initially fund these expenditures, and ATC reimburses us when the new generation is placed in service. See Note 24, Other Income, Net, for more information.

Interest Expense

Interest expense increased $6.0 million during 2024, compared with 2023, driven by both higher average short-term debt balances and interest rates.

Income Tax Expense

Income tax expense decreased $11.1 million during 2024, compared with 2023, driven by lower pre-tax income and a $2.7 million increase in PTCs.

2023 Compared with 2022

Gross margin (GAAP) at the utility segment increased $78.9 million during 2023, compared with 2022, and utility margin (non-GAAP) increased $134.5 million during 2023, compared with 2022. Both measures were driven by:

•A $108.3 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023.

2024 Form 10-K	38	Wisconsin Public Service Corporation

•A $63.1 million year-over-year positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% price variance is generally deferred for future recovery or refund to customers. In 2022, we were unable to defer a portion of our under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

These increases in margins were partially offset by:

•A $28.2 million decrease in margins related to lower sales volumes, driven by the impact of unfavorable weather during 2023, compared with 2022. As measured by cooling degree days, 2023 was 17.0% cooler than 2022. As measured by heating degree days, 2023 was 11.4% warmer than 2022.

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

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $28.4 million increase in transmission expense;

•A $27.1 million increase in depreciation and amortization expense;

•A $5.4 million increase in other operating and maintenance related to our power plants; and

•A $5.0 million increase in property and revenue taxes; partially offset by

•An $11.0 million decrease in electric and natural gas distribution expenses.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $103.9 million during 2023, compared with 2022. The significant factors impacting the increase in other operating expenses were:

•A $28.4 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $6.6 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation, as discussed above.

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

•A $5.4 million increase in other operating and maintenance related to our power plants, driven by increases to certain plant-related regulatory assets in 2022 as a result of the December 2022 Wisconsin rate order as well as operating costs associated with Whitewater, which we purchased in January 2023. These increases were partially offset by lower severance expense during 2023.

2024 Form 10-K	39	Wisconsin Public Service Corporation

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

Other Segment Contribution to Net Income

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net income	$1.5	$1.7	$1.0	$(0.2)	$0.7

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our business and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2024 with the year ended December 31, 2023. For a similar discussion that compares our cash flows for the year ended December 31, 2023 with the year ended December 31, 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2023 Annual Report on Form 10-K, which was filed with the SEC on February 22, 2024.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$532.9	$575.7	$(42.8)
Investing activities	(486.9)	(638.0)	151.1
Financing activities	(45.9)	25.2	(71.1)

2024 Form 10-K	40	Wisconsin Public Service Corporation

Operating Activities

Net cash provided by operating activities decreased $42.8 million during 2024, compared with 2023, driven by:

•A $37.1 million decrease in cash from lower overall collections from customers during 2024, compared with 2023. This decrease was driven by the lower per-unit cost of natural gas and lower sales volumes from warmer winter weather during 2024, compared with 2023.

•A $35.3 million decrease in cash related to higher payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable and higher payments for electric transmission service during 2024, compared with 2023.

These decreases in net cash provided by operating activities were partially offset by a $33.9 million increase in cash driven by lower amounts of collateral paid to counterparties during 2024, compared with 2023, as well as lower realized losses on derivative instruments recognized during 2024, compared with 2023.

Investing Activities

Net cash used in investing activities decreased $151.1 million during 2024, compared with 2023, driven by:

•The acquisition of a 90% ownership interest in Red Barn in April 2023 for $143.8 million. See Note 2, Acquisitions, for more information.

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

These decreases in net cash used in investing activities were partially offset by a $40.0 million increase in cash paid for capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2024	2023	Change in 2024 Over 2023
Capital expenditures	$493.8	$453.8	$40.0

The increase in cash paid for capital expenditures during 2024, compared with 2023, was driven by higher payments for construction of renewable energy projects and upgrades to our electric distribution systems, as well as increased capital expenditures related to our electric utility operations technology. These increases in capital expenditures were partially offset by decreased payments for natural gas-fired generation that was constructed at our existing Weston power plant site, which was completed in July 2023.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash related to financing activities decreased $71.1 million during 2024, compared with 2023, driven by:

•A $363.7 million decrease in cash due to $248.3 million of net repayments of commercial paper during 2024, compared with $115.4 million of net borrowings of commercial paper during 2023.

•A $90.0 million decrease in equity contributions received from our parent during 2024, compared with 2023, to balance our capital structure.

2024 Form 10-K	41	Wisconsin Public Service Corporation

These decreases in cash were partially offset by:

•A $299.8 million increase in cash due to the issuance of long-term debt during 2024. We did not issue any long-term debt during 2023.

•An $85.0 million increase in cash due to lower dividends paid to our parent during 2024, compared with 2023, to balance our capital structure.

Significant Financing Activities

For more information on our financing activities, see Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. Our significant cash requirements are discussed in further detail below.

Significant Capital Projects

We have several capital projects and acquisitions that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 21, Commitments and Contingencies.

(in millions)
2025	$801.8
2026	806.4
2027	1,063.5
Total	$2,671.7

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system located in Kenosha County, Wisconsin. In December 2024, the construction of the solar portion of Paris was completed. We own 30 MWs of solar generation and will own 17 MWs of battery storage of this project when construction is completed, currently expected to be in 2025. Our share of the cost of this project is estimated to be approximately $90 million.

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

2024 Form 10-K	42	Wisconsin Public Service Corporation

fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $155 million, with construction of the solar portion and battery storage expected to be completed in 2026 and 2027, respectively.

•We plan to enhance fuel flexibility at Weston Unit 4.

•In February 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $147 million, with construction of the solar portion and battery storage expected to be completed in 2027.

•In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, we will own 15 MWs of solar generation. If approved, our share of the cost of this project is estimated to be approximately $34 million, with construction expected to be completed in 2028.

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

•In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow Wind and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow Wind will be located in Iowa and Grant counties, Wisconsin and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, we will own 11 MWs of wind generation of Badger Hollow Wind and 7 MWs of wind generation of Whitetail. If approved, our share of the cost of Badger Hollow Wind is estimated to be $36 million, with construction expected to be completed in 2027. If approved, our share of the cost of Whitetail is estimated to be approximately $22 million, with construction expected to be completed in 2027.

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

The construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's capital plan, which includes us. The facilities would provide approximately four Bcf of natural gas supply at an estimated cost of $940 million (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

As part of WEC Energy Group's capital plan, we, along with WE, plan to add natural gas-fired RICE units that would be capable of producing approximately 114 MWs at an estimated cost of $250 million.

In connection with several investigations it conducted, the DOC set duties on solar panels and cells imported from four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the duties set by the DOC and related USITC and DOC investigations, and CBP actions related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

2024 Form 10-K	43	Wisconsin Public Service Corporation

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt as of December 31, 2024:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments due on long-term debt	$1,387.2	$93.4	$157.5	$153.1	$983.2

Common Stock Dividends

During the years ended December 31, 2024, 2023, and 2022, we paid common stock dividends of $170.0 million, $255.0 million, and $120.0 million, respectively, to the sole holder of our common stock, Integrys. Any payment of future dividends is subject to approval by our Board of Directors and is dependent upon future earnings, capital requirements, and financial and other business conditions. In addition, various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Integrys in the form of cash dividends, loans, or advances. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future. See Note 11, Common Equity for more information related to these restrictions and our other common stock matters.

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

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$28.0	$12.5	$11.5	$4.0	$—

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to land leases for our renewable generation projects. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 19, Employee Benefits, for our expected contributions in 2025 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2024 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 9, Asset Retirement Obligations, Note 16, Income Taxes, and Note 21, Commitments and Contingencies, respectively.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations.

2024 Form 10-K	44	Wisconsin Public Service Corporation

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

The amount, type, and timing of any financings in 2025, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation.

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

At December 31, 2024, our current liabilities exceeded our current assets by $142.4 million. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our commercial paper, credit facility, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2024, these trusts had investments of approximately $1.0 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 19, Employee Benefits.

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At December 31, 2024, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information.

2024 Form 10-K	45	Wisconsin Public Service Corporation

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

We are currently unable to predict the impact, if any, of potential future industry restructuring on our results of operations or financial position.

2024 Form 10-K	46	Wisconsin Public Service Corporation

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

In December 2022, the PSCW granted the petitioner’s request for a declaratory ruling in part, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law, but declining to issue the petitioner’s request for a broader declaratory ruling that the petitioner would not be regulated as a "public utility".

Upon appeal, in April 2024, the Dane County Circuit Court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review. Although the PSCW issued an order in June 2024 to reopen the docket to consider modifications, the project lease originally at issue was no longer going forward, and so in October 2024 the PSCW issued an order declining to issue any declaratory ruling.

Meanwhile, in June 2024, the party that filed the May 2022 PSCW petition appealed the Dane County Circuit Court’s April 2024 decision to the Wisconsin Court of Appeals. That appeal was in briefing when the PSCW issued its October 2024 order, which left the Court of Appeals with no agency decision to review. Based on this and the fact that the underlying project was no longer going forward, a motion to dismiss the appeal was granted by the Court of Appeals in February 2025. At this time we do not expect any material impact on our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers have been able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

In January 2025, the Department of Homeland Security announced the addition of several more Chinese businesses to the UFLPA, including five solar supply chain providers. We are working to avoid doing business with these companies and remain in compliance with the UFLPA.

2024 Form 10-K	47	Wisconsin Public Service Corporation

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four Southeast Asian countries noted above. Duties began to be applied to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia after expiration of the 24-month tariff moratorium on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

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

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four Southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC began an investigation and, in October and November 2024, announced preliminary affirmative determinations in its CVD and AD investigations, respectively, and set preliminary duties on imports from the four southeast Asian countries. The DOC and USITC are expected to make final determinations in the second quarter of 2025, which could result in enhanced duties, including retroactive duties in certain circumstances.
The Biden Administration invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, final determinations by the DOC and/or USITC may have an adverse impact on the solar industry overall. Additionally, there is uncertainty with respect to how WROs applied to panels under previous complaints would be affected.

As a result of these investigations, the solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects. We are continuing to assess the potential impact from the preliminary determinations on our business and results of operations.

Infrastructure Investment and Jobs Act and Inflation Reduction Act

In November 2021, former President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over a five year period, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We believe that funding from this Act would support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act could also help to expand emerging technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future to the benefit of our customers, the communities we serve, and our company.

In August 2022, former President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects.

Under the IRA transferability option, WEC Energy Group entered into an agreement in 2024 to sell substantially all of our 2024 PTCs to a third party. Additionally, in October 2024, WEC Energy Group entered into an agreement to sell the majority of our 2025 PTCs to a third party. See Note 1(n), Income Taxes, for more information about the impact of these sales during 2024. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that

2024 Form 10-K	48	Wisconsin Public Service Corporation

will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

In January 2025, pursuant to an executive order issued by the new presidential administration, disbursement of funds under these two Acts was paused until agency heads can determine whether grants, loans contracts, and other disbursements are consistent with the new administration's energy policy. Agency heads must consult with the Office of Management and Budget and the National Economic Council prior to any funding being disbursed. The new policy encourages use of domestic energy sources including oil, natural gas, coal, hydropower, biofuels, critical minerals, and nuclear, promotes consumer choice of goods and appliances, aims to boost American workers and businesses, eliminates the EV mandate, and limits regulations that apply to the energy industry. The executive order did not impact the IRA's provisions for tax credits and the transferability option.

Environmental Matters

See Note 21, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, and land quality.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact that the ongoing regional and international conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will have on the global economy, supply chains, and fuel prices.

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory during 2024, 2023, and 2022, as measured by degree days, can be found in Results of Operations.

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

2024 Form 10-K	49	Wisconsin Public Service Corporation

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2024 and 2023, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $0.6 million and $3.1 million in 2024 and 2023, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Marketable Securities Return

We use various trusts to fund our pension and OPEB obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by the investment returns on trust fund assets. The financial risks associated with investment returns are mitigated through the requirement that we implement escrow accounting treatment for pension and OPEB costs in 2023 through 2026, as required by the December 2022 and December 2024 rate orders issued by the PSCW. As a result, we defer as a regulatory asset or liability, the difference between actual pension and OPEB costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2024	Expected Return on Assets in 2025
Pension trust funds	$713.6	6.75%
OPEB trust funds	$281.1	6.50%

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

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in

2024 Form 10-K	50	Wisconsin Public Service Corporation

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

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – The fluctuation in demand for certain commodities and their respective prices could negatively impact our operations.

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

2024 Form 10-K	51	Wisconsin Public Service Corporation

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

At July 1, 2024, the fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

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

2024 Form 10-K	52	Wisconsin Public Service Corporation

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2024 Pension Cost
Discount rate	(0.5)	$30.4	$(0.6)
Discount rate	0.5	(28.4)	0.6
Rate of return on plan assets	(0.5)	N/A	3.8
Rate of return on plan assets	0.5	N/A	(3.8)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2024 Postretirement Benefit Cost
Discount rate	(0.5)	$6.9	$—
Discount rate	0.5	(6.5)	(0.7)
Health care cost trend rate	(0.5)	(5.3)	(1.2)
Health care cost trend rate	0.5	6.0	0.6
Rate of return on plan assets	(0.5)	N/A	1.3
Rate of return on plan assets	0.5	N/A	(1.3)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.75% in 2024 and 2023, and 7.00% in 2022. The actual rate of return on pension plan assets, net of fees, was 4.28%, 10.43%, and (16.93)% in 2024, 2023, and 2022, respectively.

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

2024 Form 10-K	53	Wisconsin Public Service Corporation

revenue estimate. Total unbilled utility revenues were $65.8 million and $64.1 million as of December 31, 2024 and 2023, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

We expect our 2025 annual effective tax rate to be between 18% and 19%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2024 Form 10-K	54	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Wisconsin Public Service Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wisconsin Public Service Corporation (the "Company") as of December 31, 2024 and 2023, the related statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

2024 Form 10-K	55	Wisconsin Public Service Corporation

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and/or (2) a refund to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

•We evaluated management’s conclusions regarding the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 21, 2025

We have served as the Company's auditor since 2002.

2024 Form 10-K	56	Wisconsin Public Service Corporation

B. INCOME STATEMENTS

Year Ended December 31
(in millions)	2024	2023	2022
Operating revenues	$1,560.4	$1,681.4	$1,785.2

Operating expenses
Cost of sales	485.3	606.8	845.1
Other operation and maintenance	440.3	434.3	362.5
Depreciation and amortization	238.5	226.9	199.8
Property and revenue taxes	46.9	47.4	42.4
Total operating expenses	1,211.0	1,315.4	1,449.8

Operating income	349.4	366.0	335.4

Other income, net	50.1	45.9	42.3
Interest expense	95.0	89.0	70.5
Other expense	(44.9)	(43.1)	(28.2)

Income before income taxes	304.5	322.9	307.2
Income tax expense	51.6	62.7	72.2
Net income	$252.9	$260.2	$235.0

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2024 Form 10-K	57	Wisconsin Public Service Corporation

C. BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$1.5	$1.4
Accounts receivable and unbilled revenues, net of reserves of $8.6 and $10.9, respectively	225.1	219.2
Accounts receivable from related parties	29.6	35.7
Materials, supplies, and inventories	167.1	171.1
Prepaid taxes	57.4	48.9
Other prepayments	8.2	6.5
Other	13.8	20.5
Current assets	502.7	503.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,190.8 and $2,033.4, respectively	6,139.2	5,801.4
Regulatory assets	449.7	360.6
Goodwill	36.4	36.4
Pension and OPEB assets	328.9	284.5
Other	38.8	44..9
Long-term assets	6,993.0	6,527.8
Total assets	$7,495.7	$7,031.1

Liabilities and Equity
Current liabilities
Short-term debt	$62.0	$310.3
Current portion of long-term debt	300.0	—
Accounts payable	118.9	118.5
Accounts payable to related parties	77.5	57.6
Customer credit balances	33.7	28.4
Other	53.0	65.2
Current liabilities	645.1	580.0

Long-term liabilities
Long-term debt	1,958.0	1,959.1
Finance lease obligations	65.7	49.0
Deferred income taxes	996.9	924.4
Deferred ITCs	68.2	71.9
Regulatory liabilities	696.3	672.0
Environmental remediation liabilities	77.3	85.3
AROs	191.2	56.7
Other	85.2	79.0
Long-term liabilities	4,138.8	3,897.4

Commitments and contingencies (Note 21)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,857.2	1,782.0
Retained earnings	759.0	676.1
Common shareholder's equity	2,711.8	2,553.7
Total liabilities and equity	$7,495.7	$7,031.1

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2024 Form 10-K	58	Wisconsin Public Service Corporation

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2024	2023	2022
Operating activities
Net income	$252.9	$260.2	$235.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	238.5	226.9	199.8
Deferred income taxes and ITCs, net	52.5	44.9	70.0
Pension and OPEB income	(8.0)	(7.6)	(25.3)
Net change in transmission regulatory asset and liability	(13.4)	1.5	(21.6)
Change in –
Accounts receivable and unbilled revenues, net	6.2	47.8	(56.6)
Materials, supplies, and inventories	4.0	(1.8)	(51.6)
Prepaid taxes	(8.5)	9.5	(18.4)
Collateral on deposit	10.3	10.7	(20.3)
Other current assets	(1.8)	2.0	(2.3)
Accounts payable	(13.2)	(45.4)	38.4
Other current liabilities	1.0	3.6	1.2
Other, net	12.4	23.4	(60.1)
Net cash provided by operating activities	532.9	575.7	288.2

Investing activities
Capital expenditures	(493.8)	(453.8)	(433.8)
Acquisition of Whitewater	—	(38.0)	—
Acquisition of Red Barn	(2.1)	(143.8)	—
Proceeds from cash surrender value of life insurance	—	—	4.4
Reimbursement for ATC's construction costs	0.4	0.1	10.0
Other, net	8.6	(2.5)	0.4
Net cash used in investing activities	(486.9)	(638.0)	(419.0)

Financing activities
Issuance of long-term debt	299.8	—	300.0
Change in short-term debt	(248.3)	115.4	(136.1)
Payment of dividends to parent	(170.0)	(255.0)	(120.0)
Equity contribution from parent	75.0	165.0	125.0
Other, net	(2.4)	(0.2)	(2.0)
Net cash provided by (used in) financing activities	(45.9)	25.2	166.9

Net change in cash, cash equivalents, and restricted cash	0.1	(37.1)	36.1
Cash, cash equivalents, and restricted cash at beginning of year	1.4	38.5	2.4
Cash, cash equivalents, and restricted cash at end of year	$1.5	$1.4	$38.5

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2024 Form 10-K	59	Wisconsin Public Service Corporation

E. STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	235.0	235.0
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(120.0)	(120.0)
Stock-based compensation and other	—	0.3	—	0.3
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3
Net income	—	—	260.2	260.2
Equity contribution from parent	—	165.0	—	165.0
Payment of dividends to parent	—	—	(255.0)	(255.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at December 31, 2023	$95.6	$1,782.0	$676.1	$2,553.7
Net income	—	—	252.9	252.9
Equity contribution from parent	—	75.0	—	75.0
Payment of dividends to parent	—	—	(170.0)	(170.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at December 31, 2024	$95.6	$1,857.2	$759.0	$2,711.8

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2024 Form 10-K	60	Wisconsin Public Service Corporation

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

The transaction price of the performance obligations for residential and commercial and industrial customers is valued using the rates, charges, terms, and conditions of service included in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on the quantity of electricity delivered each month. Our retail electric rates include base amounts for fuel and purchased power costs, which also impact our revenues. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. We monitor the deferral of under-collected costs to ensure that it does not cause us to earn a greater ROE than authorized by the PSCW. In addition, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates.

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

2024 Form 10-K	61	Wisconsin Public Service Corporation

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

2024 Form 10-K	62	Wisconsin Public Service Corporation

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2024 and 2023.

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

(f) Materials, Supplies, and Inventories—Our inventories as of December 31 consisted of:

(in millions)	2024	2023
Materials and supplies	$100.8	$79.9
Fossil fuel	39.9	52.1
Natural gas in storage	26.4	39.1
Total	$167.1	$171.1

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

2024 Form 10-K	63	Wisconsin Public Service Corporation

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 2.92%, 2.93%, and 2.67% in 2024, 2023, and 2022, respectively.

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

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 7.46%, 7.46%, and 7.55% for 2024, 2023, and 2022, respectively. Our average AFUDC wholesale rates were 5.53%, 4.60%, and 5.49% for 2024, 2023, and 2022, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2024	2023	2022
AFUDC-Debt	$3.6	$2.9	$2.3
AFUDC-Equity	9.2	7.6	5.8

(j) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual goodwill impairment test. The carrying amount of our goodwill is considered not recoverable if the carrying amount of our net assets exceeds our fair value. An impairment loss is recorded as the excess of the carrying amount of the goodwill over its fair value. For our indefinite-lived intangible assets, an impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. An impairment loss is measured as the excess of the carrying amount of the intangible asset over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2024, 2023, and 2022. See Note 10, Goodwill and Intangible Assets, for more information.

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

2024 Form 10-K	64	Wisconsin Public Service Corporation

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

2024 Form 10-K	65	Wisconsin Public Service Corporation

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2024	2023	2022
Stock options granted	11,878	10,655	16,079

Estimated weighted-average fair value per stock option	$16.20	$19.58	$14.71

Assumptions used to value the options:
Risk-free interest rate	3.9% – 5.2%	3.8% – 4.8%	0.2% – 1.6%
Dividend yield	3.8%	3.2%	3.2%
Expected volatility	22.0%	22.0%	21.0%
Expected life (years)	8.4	8.3	8.7

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

The ultimate number of performance units that will be paid out is dependent on WEC Energy Group's total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over three years, as well as other performance metrics, as may be determined by the Compensation Committee. Under the terms of awards granted prior to 2023, participants may earn between 0% and 175% of the performance unit award based on WEC Energy Group's total shareholder return. Pursuant to the plan terms governing these awards, these percentages can be adjusted upwards or downwards by up to 10% based on WEC Energy Group's performance against additional performance measures, if any, adopted by the Compensation Committee.

The WEC Energy Group Performance Unit Plan was amended and restated, effective January 1, 2023. In accordance with the amended plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout for the awards granted in 2023, 2024, and 2025. The ultimate number of units that will be paid out will be based on WEC Energy Group's total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and WEC Energy Group's performance against the weighted average authorized ROE of all of its utility subsidiaries (45%). In addition, the Compensation Committee selected the level of WEC Energy Group's stock price to earnings ratio compared to its peer companies as a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

See Note 11, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

(m) Leases—We recognize a right of use asset and lease liability for operating and finance leases with a term of greater than one year. As a policy election, we account for each lease component separately from the nonlease components of a contract.

2024 Form 10-K	66	Wisconsin Public Service Corporation

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In 2023 and 2024, under this transferability provision, WEC Energy Group entered into an agreement to sell substantially all of the PTCs we generated in 2023 and 2024 to third parties. In October 2024, WEC Energy Group entered into an agreement to sell the majority of the PTCs expected to be generated in 2025 to a third party. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We adopted the safe harbor method of accounting on our 2023 tax return, which increased our deferred tax liabilities.

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

2024 Form 10-K	67	Wisconsin Public Service Corporation

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

(q) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2024, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

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

2024 Form 10-K	68	Wisconsin Public Service Corporation

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

(u) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2024. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2024.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and we own 82 MWs of this project. Our share of the cost of this project was $145.9 million. Red Barn qualifies for PTCs.

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

2024 Form 10-K	69	Wisconsin Public Service Corporation

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

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2024	December 31, 2023
Accounts receivable
Services provided to ATC	$0.5	$0.7
Amounts due from ATC for transmission infrastructure upgrades (1)	7.9	6.6
Accounts payable
Services received from ATC	10.5	12.0

(1)    The transmission infrastructure upgrades were primarily related to the construction of our renewable energy projects.

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2024	2023	2022
Transactions with WE
Natural gas related sales to WE (1)	$1.0	$1.3	$3.3
Charges to WE for services and other items (2)	12.8	11.3	10.7
Charges from WE for services and other items (2)	18.6	16.2	13.3
Transactions with WG
Natural gas related sales to WG (1)	—	1.4	0.4
Charges to WG for services and other items (2)	2.1	1.0	1.1
Charges from WG for services and other items (2)	0.8	0.7	1.0
Transactions with UMERC
Natural gas related sales to UMERC (1)	2.1	3.1	4.0
Charges to UMERC for services and other items (2)	5.1	2.2	3.7
Transactions with Bluewater
Charges from Bluewater for storage service fees (3)	14.1	12.1	10.7
Charges from Bluewater for other operating fees (3)	2.7	2.7	2.3
Natural gas related sales to Bluewater (1)	1.9	1.9	1.9
Transactions with WBS
Charges to WBS for services and other items (2)	7.7	13.1	16.1
Charges from WBS for services and other items (2)	60.5	55.6	62.4
Transactions with ATC
Charges to ATC for services and construction	9.2	9.3	9.6
Charges from ATC for network transmission services	126.0	114.2	109.5
Transactions with WRPC
Rental payments to WRPC (4)	2.5	2.5	1.9
Charges to WRPC for services	0.3	0.4	0.4
Charges from WRPC for services	3.0	2.8	2.6

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

(4)    We have an agreement with WRPC whereby we receive 50% of the energy generated from its hydroelectric power generation facilities.

2024 Form 10-K	70	Wisconsin Public Service Corporation

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

	Year Ended December 31
(in millions)	2024	2023	2022
Wisconsin Public Service Corporation
Electric utility	$1,245.2	$1,309.9	$1,316.5
Natural gas utility	315.2	368.0	465.5
Total revenues from contracts with customers	1,560.4	1,677.9	1,782.0
Other operating revenues	—	3.5	3.2
Total operating revenues	$1,560.4	$1,681.4	$1,785.2

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2024	2023	2022
Residential	$460.1	$479.9	$460.4
Small commercial and industrial	421.7	445.9	413.8
Large commercial and industrial	256.2	273.1	293.3
Other	8.5	8.7	8.8
Total retail revenues	1,146.5	1,207.6	1,176.3
Wholesale	57.1	79.2	95.4
Resale	29.8	17.8	27.3
Other utility revenues	11.8	5.3	17.5
Total electric utility operating revenues	$1,245.2	$1,309.9	$1,316.5

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2024	2023	2022
Residential	$185.5	$219.8	$271.8
Commercial and industrial	99.1	124.2	175.1
Total retail revenues	284.6	344.0	446.9
Transportation	22.5	22.3	20.1
Other utility revenues (1)	8.1	1.7	(1.5)
Total natural gas utility operating revenues	$315.2	$368.0	$465.5

(1)    Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

2024 Form 10-K	71	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2024	2023	2022
Late payment charges	$3.3	$3.9	$3.8
Rental revenues	0.4	0.3	0.3
Alternative revenues (1)	(3.7)	(0.7)	(0.9)
Total other operating revenues	$—	$3.5	$3.2

(1)    Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups. For more information about our alternative revenues, see Note 1(d), Operating Revenues.

NOTE 5—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	December 31, 2024	December 31, 2023
Accounts receivable and unbilled revenues	$233.7	$230.1
Allowance for credit losses	8.6	10.9
Accounts receivable and unbilled revenues, net (1)	$225.1	$219.2

Total accounts receivable, net – past due greater than 90 days (1)	$7.4	$8.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.9%	93.4%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2024, $126.3 million, or 56.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Year Ended December 31
(in millions)	2024	2023	2022
Balance at January 1	$10.9	$11.7	$11.1
Provision for credit losses	7.8	5.6	8.4
Provision for credit losses deferred for future recovery or refund	0.8	3.3	0.1
Write-offs charged against the allowance	(15.5)	(14.9)	(12.8)
Recoveries of amounts previously written off	4.6	5.2	4.9
Balance at December 31	$8.6	$10.9	$11.7

The allowance for credit losses decreased during the year ended December 31, 2024, largely driven by increased customer write-offs. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions during most of 2024 and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

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

2024 Form 10-K	72	Wisconsin Public Service Corporation

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2024	2023	See Note
Regulatory assets (1) (2)
Plant retirement related items (3)	$143.6	$38.4	21
Environmental remediation costs (4)	114.0	121.5	21
Income tax related items	55.1	57.2	16
Pension and OPEB costs (5)	45.6	62.0	19, 23
AROs	27.5	18.8	1(k), 9
Bluewater (6)	13.4	11.9
Reactive power (7)	13.4	6.8
ReACT™ (8)	7.8	10.4
Derivatives	1.9	12.5	1(p)
Other, net	27.4	21.1
Total regulatory assets	$449.7	$360.6

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $5.8 million and $7.7 million at December 31, 2024 and 2023, respectively.

(2)    As of December 31, 2024, we had $37.1 million of regulatory assets not earning a return. The regulatory assets not earning a return primarily relate to certain environmental remediation costs. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    At December 31, 2024, plant retirement related items included $101.3 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024.

(4)    As of December 31, 2024, we had made cash expenditures of $36.7 million related to these environmental remediation costs. The remaining $77.3 million represents our estimated future cash expenditures.

(5)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(6)    Primarily relates to costs associated with our long-term service agreement with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, we defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(7)    In January 2023, the FERC issued an order that eliminated the reactive power reimbursement from MISO, retroactive to December 1, 2022. Due to this FERC order, in August 2023, the PSCW approved the deferral of the previously reimbursed transmission expenses from December 1, 2022 through December 31, 2024. We are recovering this regulatory asset over a period of two years that began on January 1, 2025. As of January 1, 2025, these transmission expenses are included in our base rates.

(8)    In accordance with the rate order we received from the PSCW in December 2019, we are allowed to collect the previously deferred revenue requirement for ReACT™ costs above the authorized $275 million level. The total cost of the ReACT™ project was $342 million. We are recovering this regulatory asset over a period of eight years that began on January 1, 2020.

2024 Form 10-K	73	Wisconsin Public Service Corporation

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2024	2023	See Note
Regulatory liabilities
Income tax related items	$322.0	$331.4	16
Removal costs (1)	206.6	191.2
Pension and OPEB benefits (2)	88.6	85.3	19, 23
Energy costs refundable through rate adjustments	49.2	36.3	1(d)
Other, net	30.2	36.3
Total regulatory liabilities	$696.6	$680.5

Balance sheet presentation
Other current liabilities	$0.3	$8.5
Regulatory liabilities	696.3	672.0
Total regulatory liabilities	$696.6	$680.5

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

J.P. Pulliam Generating Station

In connection with a MISO ruling, we retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $29.3 million at December 31, 2024, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2024 as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Pulliam units, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Edgewater Generating Station Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $1.0 million at December 31, 2024, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2024 as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite depreciation rates approved by the PSCW before this generating unit was retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining net book value.

2024 Form 10-K	74	Wisconsin Public Service Corporation

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2024	2023
Electric – generation	$3,226.3	$3,108.8
Electric – distribution	2,516.5	2,338.5
Natural gas – distribution, storage, and transmission	1,328.0	1,266.3
Property, plant, and equipment to be retired, net	248.9	259.8
Other	553.7	513.3
Less: Accumulated depreciation	2,004.0	1,857.8
Net	5,869.4	5,628.9
CWIP	269.8	172.5
Total property, plant, and equipment	$6,139.2	$5,801.4

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current and other long-term liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2024		2023	2022
Severance liability at January 1	$2.7		$2.7	$1.6
Severance expense	(0.5)	(1)	—	1.1
Total severance liability at December 31	$2.2		$2.7	$2.7

(1)    The severance accrual was decreased in 2024 due to workforce realignment efforts.

Plant to be Retired

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by the end of 2029, and we are exploring the conversion of at least one unit to natural gas. The total net book value of our ownership share of Columbia Units 1 and 2 was $248.9 million at December 31, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

2024 Form 10-K	75	Wisconsin Public Service Corporation

Information related to jointly owned utility facilities at December 31, 2024 was as follows:

Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	In-Service /Acquisition Date	Operating Owner	Property, Plant, and Equipment	Accumulated Depreciation	CWIP
(in millions, except for percentages and MW)
Weston Unit 4 (1)	70.0%	383.4	2008	WPS	$600.9	$(230.7)	$1.6
Columbia Units 1 and 2 (1) (4)	27.5%	307.5	1975 & 1978	WPL	436.5	(186.9)	4.0
Forward Wind (2)	44.6%	61.5	2008	WPS	120.1	(60.0)	—
Two Creeks (3)	66.7%	100.0	2020	WPS	136.9	(18.6)	—
Badger Hollow I (3)	66.7%	100.0	2021	WPS	146.5	(14.5)	0.4
Red Barn (2)	90.0%	82.4	2023	WPS	150.6	(8.1)	—
Weston RICE units (1)	50.0%	65.0	2023	WPS	91.8	(4.3)	—
Whitewater (1)	50.0%	117.6	2023	WE	126.2	(95.7)	2.1
Paris (solar portion) (3)	15.0%	30.0	2024	WE	58.7	—	0.1

(1)    Capacity is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2025 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)    Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds.

(3)     Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(4)    These coal units are expected to be retired by the end of 2029. See Note 7, Property, Plant, and Equipment, for more information.

We, along with WE and an unaffiliated utility, received PSCW approval to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The solar portion of this project went into service in December 2024 (see details in the table above) and construction of the battery storage is expected to be completed in 2025. Once fully constructed, we will own 15%, or 17 MWs of battery storage of this project. Our CWIP balance for Paris was $35.9 million as of December 31, 2024.

We, along with WE and an unaffiliated utility, received PSCW approval to construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. Once fully constructed, we will own 15%, or 37 MWs of solar generation and 12 MWs of battery storage of this project. Commercial operation of the solar portion and the battery storage is expected to be completed in 2025 and 2026, respectively. Our CWIP balance for Darien was $69.8 million as of December 31, 2024.

We, along with WE and an unaffiliated utility, received PSCW approval to construct Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. Once fully constructed, we will own 15%, or 45 MWs of solar generation and 25 MWs of battery storage of this project. Commercial operation of the solar facility and the battery storage is expected to be completed in 2026 and 2027, respectively. Our CWIP balance for Koshkonong was $23.4 million as of December 31, 2024.

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

2024 Form 10-K	76	Wisconsin Public Service Corporation

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2024		2023	2022
Balance as of January 1	$56.7		$55.1	$55.8
Accretion	5.3		2.1	2.0
Additions	140.1	(1)	2.2	0.7
Revisions to estimated cash flows	(5.6)		1.6	1.4
Liabilities settled	(5.3)		(4.3)	(4.8)
Balance as of December 31	$191.2		$56.7	$55.1

(1)    AROs increased primarily as a result of AROs being recorded related to the new EPA CCR Rule that was enacted in April 2024. See Note 21, Commitments and Contingencies, for more information.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2024 and 2023. We had no accumulated impairment losses related to our goodwill as of December 31, 2024.

During the third quarter of 2024, we completed our annual goodwill impairment test for goodwill we carried as of July 1, 2024. No impairment resulted from this test.

Other Indefinite-Lived Intangible Assets

At December 31, 2024 and 2023, we had $5.3 million of other indefinite-lived intangible assets, consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2024	2023		2022
Stock options	$0.8	$1.0		$1.1
Restricted stock	1.3	1.1		1.2
Performance units	4.8	(0.4)	(1)	3.9
Stock-based compensation expense	$6.9	$1.7		$6.2
Related tax benefit	$1.9	$0.5		$1.7

(1)    The reduction in expense was due to a decrease in the fair value of the outstanding performance units.

Stock-based compensation costs capitalized during 2024, 2023, and 2022 were not significant.

2024 Form 10-K	77	Wisconsin Public Service Corporation

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2024:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	75,277	$87.58
Granted	11,878	85.05
Exercised	(13,871)	80.31
Outstanding as of December 31, 2024	73,284	88.54	6.4	$0.4
Exercisable as of December 31, 2024	38,977	85.62	5.1	$0.3

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2024. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2024, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2024 and 2022 was $0.3 million and $0.9 million, respectively. No stock options were exercised by our employees during the year ended December 31, 2023. Cash received by WEC Energy Group from exercises of its options by our employees was $1.1 million and $2.4 million during the years ended December 31, 2024 and 2022, respectively. The actual tax benefit from option exercises for the same years was approximately $0.1 million and $0.2 million, respectively.

As of December 31, 2024, we expected to recognize approximately $0.2 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.7 years on a weighted-average basis.

During the first quarter of 2025, the Compensation Committee awarded 10,117 non-qualified WEC Energy Group stock options with an exercise price of $94.55 and a weighted-average grant date fair value of $18.23 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2024:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2024	2,985	$94.07
Granted	2,783	85.05
Released	(1,416)	93.69
Forfeited	(375)	88.72
Outstanding and unvested as of December 31, 2024	3,977	88.39

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.1 million for each of the years ended December 31, 2024, 2023, and 2022. The actual tax benefit from released restricted shares for the same years was not significant.

As of December 31, 2024, we expected to recognize approximately $0.7 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.8 years on a weighted-average basis.

During the first quarter of 2025, the Compensation Committee awarded 2,501 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $94.55 per share.

Performance Units

During 2024, 2023, and 2022, the Compensation Committee awarded 9,061; 6,905; and 6,608 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

2024 Form 10-K	78	Wisconsin Public Service Corporation

Performance units with an intrinsic value of $0.1 million, $0.4 million, and $0.7 million were settled during 2024, 2023, and 2022, respectively. The actual tax benefit from the distribution of performance units for the year ended December 31, 2024 was not significant. The actual tax benefit from the distribution of performance units for the years ended December 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively.

At December 31, 2024, our employees held 21,706 WEC Energy Group performance units, including dividend equivalents. A liability of $1.6 million was recorded on our balance sheet at December 31, 2024 related to these outstanding units. As of December 31, 2024, we expected to recognize approximately $3.9 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.7 years on a weighted-average basis.

During the first quarter of 2025, performance units held by our employees with an intrinsic value of $0.7 million were settled. The actual tax benefit from the distribution of these awards was $0.1 million. In January 2025, the Compensation Committee also awarded 8,144 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

As of December 31, 2024, our retained earnings were fully restricted. Our equity in undistributed earnings of investees accounted for by the equity method was approximately $11 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2024 and 2023.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2024	2023
Commercial paper
Amount outstanding at December 31	$62.0	$310.3
Average interest rate on amounts outstanding at December 31	4.52%	5.41%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2024 was $251.9 million, with a weighted-average interest rate during the period of 5.30%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2024, we were in compliance with this ratio.

2024 Form 10-K	79	Wisconsin Public Service Corporation

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2024
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		1.3
Commercial paper outstanding		62.0
Available capacity under existing agreement		$336.7

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

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding as of December 31:

(in millions)	Interest Rate	Year Due	2024	2023
Senior Notes (unsecured)	5.35%	2025	$300.0	$300.0
	6.08%	2028	50.0	50.0
	4.55%	2029	300.0	—
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
	3.30%	2049	300.0	300.0
	2.85%	2051	450.0	450.0
Total			2,275.0	1,975.0
Unamortized debt issuance costs			(15.4)	(14.5)
Unamortized discount, net			(1.6)	(1.4)
Total long-term debt, including current portion			2,258.0	1,959.1
Current portion of long-term debt			(300.0)	—
Total long-term debt			$1,958.0	$1,959.1

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt using the straight-line method and we include the costs in interest expense.

In December 2024, we issued $300.0 million of 4.55% Senior Notes due December 1, 2029, and used the net proceeds to repay short-term debt.

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2024:

(in millions)	Payments
2025	$300.0
2026	—
2027	—
2028	50.0
2029	300.0
Thereafter	1,625.0
Total	$2,275.0

2024 Form 10-K	80	Wisconsin Public Service Corporation

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

Amounts Recognized in the Financial Statements and Other Information

Lease expense and cash payments related to our finance leases were not significant in 2024, 2023, or 2022. Other information related to these leases for the years ended December 31 is as follows:

Other information (dollar amounts in millions)	2024	2023	2022
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities (1)	$15.5	$6.6	$10.2

Weighted average remaining lease term	48.8 years	48.4 years	49.0 years

Weighted average discount rate (2)	5.1%	4.3%	3.9%

(1)    Amounts are net of any reductions to right of use assets and finance lease liabilities resulting from remeasurements.

(2)    Because these leases do not provide an implicit rate of return, we used an estimate of the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

The following table summarizes our finance lease right of use assets and obligations at December 31:

(in millions)	2024	2023	Balance Sheet Location
Right of use assets
Finance lease right of use assets, net (1)	$58.2	$43.8	Property, plant, and equipment, net

Lease obligations
Long-term finance lease liabilities	$65.7	$49.0	Finance lease obligations

(1)    Amounts are net of accumulated amortization of $4.1 million and $3.1 million at December 31, 2024 and 2023, respectively.

2024 Form 10-K	81	Wisconsin Public Service Corporation

Future minimum lease payments under our finance leases and the present value of our net minimum lease payments as of December 31, 2024, were as follows:

(in millions)	Total Finance Leases
2025	$1.8
2026	1.9
2027	2.5
2028	2.6
2029	2.7
Thereafter	197.9
Total minimum lease payments	209.4
Less: Interest	(143.7)
Present value of minimum lease payments	65.7
Less: Short-term lease liabilities	—
Long-term lease liabilities	$65.7

As of February 21, 2025, we have not entered into any material leases that have not yet commenced.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2024	2023	2022
Current tax expense (benefit)	$(1.0)	$17.8	$8.7
Deferred income taxes, net	56.2	48.7	66.3
ITCs	(3.6)	(3.8)	(2.8)
Total income tax expense	$51.6	$62.7	$72.2

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2024		2023		2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$63.9	21.0%	$67.8	21.0%	$64.5	21.0%
State income taxes net of federal tax benefit	18.9	6.2%	20.2	6.3%	19.5	6.3%
PTCs, net	(17.1)	(5.6)%	(14.4)	(4.5)%	(0.6)	(0.2)%
Federal excess deferred tax amortization (1)	(5.7)	(1.9)%	(5.7)	(1.8)%	(5.2)	(1.7)%
Federal excess deferred tax amortization – Wisconsin unprotected (2)	—	—%	(3.8)	(1.2)%	(3.8)	(1.2)%
ITCs	(3.6)	(1.2)%	(3.8)	(1.2)%	(2.8)	(0.9)%
Other, net	(4.8)	(1.6)%	2.4	0.8%	0.6	0.2%
Total income tax expense	$51.6	16.9%	$62.7	19.4%	$72.2	23.5%

(1)    The Tax Cuts and Jobs Act of 2017 required us to remeasure our deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

(2)    In accordance with the rate order received from the PSCW in December 2019, we amortized these unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. The decrease in income tax expense related to the amortization of the deferred tax benefits was offset by a decrease in revenue as the benefits were returned to customers, resulting in no impact on net income. This amortization was completed in 2023.

2024 Form 10-K	82	Wisconsin Public Service Corporation

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2024	2023
Deferred tax assets
Tax gross up – regulatory items	$89.4	$94.8
Future tax benefits	4.8	8.8
Other	21.9	21.3
Total deferred tax assets	$116.1	$124.9

Deferred tax liabilities
Property-related	986.7	935.7
Employee benefits and compensation	70.5	66.7
Other	55.8	46.9
Total deferred tax liabilities	1,113.0	1,049.3
Deferred tax liability, net	$996.9	$924.4

Consistent with ratemaking treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal tax benefit carryforwards as of December 31, 2024 and 2023 are summarized in the tables below:

2024 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2024
Federal tax credit	$—	$4.8	2042
Balance as of December 31, 2024	$—	$4.8

2023 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2023
Federal tax credit	$—	$8.8	2042
Balance as of December 31, 2023	$—	$8.8

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2024 and 2023.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2024.

For the years ended December 31, 2024, 2023, and 2022, we recognized no interest expense and no penalties related to unrecognized tax benefits in our income statements. At December 31, 2024 and 2023, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

We do not anticipate any significant increases in the total amount of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions, we are no longer subject to federal income tax examinations by the IRS for years prior to 2021. As of December 31, 2024, we were subject to examination by the Wisconsin taxing authority for tax years 2020 through 2024.

2024 Form 10-K	83	Wisconsin Public Service Corporation

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.3	$2.8	$—	$6.1
FTRs	—	—	2.0	2.0
Total derivative assets	$3.3	$2.8	$2.0	$8.1

Derivative liabilities
Natural gas contracts	$0.6	$0.3	$—	$0.9

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.6	$1.3	$—	$1.9
FTRs	—	—	2.0	2.0
Coal contracts	—	0.3	—	0.3
Total derivative assets	$0.6	$1.6	$2.0	$4.2

Derivative liabilities
Natural gas contracts	$7.4	$0.5	$—	$7.9
Coal contracts	—	1.0	—	1.0
Total derivative liabilities	$7.4	$1.5	$—	$8.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2024	2023	2022
Balance at the beginning of the period	$2.0	$4.1	$1.4
Purchases	8.2	6.3	11.7
Settlements	(8.2)	(8.4)	(9.0)
Balance at the end of the period	$2.0	$2.0	$4.1

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,258.0	$1,882.1	$1,959.1	$1,662.8

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

2024 Form 10-K	84	Wisconsin Public Service Corporation

NOTE 18—DERIVATIVE INSTRUMENTS

Derivative assets and liabilities are included in the other current and other long-term line items on our balance sheets. The following table shows our derivative assets and derivative liabilities. None of the derivatives shown below were designated as hedging instruments.

	December 31, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$5.8	$0.9	$1.9	$7.4
FTRs	2.0	—	2.0	—
Coal contracts	—	—	0.3	0.7
Total current	7.8	0.9	4.2	8.1

Long-term
Natural gas contracts	0.3	—	—	0.5
Coal contracts	—	—	—	0.3
Total long-term	0.3	—	—	0.8
Total	$8.1	$0.9	$4.2	$8.9

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows for the years ended:

	December 31, 2024		December 31, 2023		December 31, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	43.2 Dth	$(19.6)	40.6 Dth	$(52.0)	33.4 Dth	$43.1
FTRs	8.6 MWh	2.0	8.3 MWh	10.2	7.8 MWh	2.5
Total		$(17.6)		$(41.8)		$45.6

At December 31, 2024 and 2023, we had posted cash collateral of $5.7 million and $15.9 million, respectively. We had also received cash collateral of $1.1 million at December 31, 2024.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2024			December 31, 2023
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$8.1		$0.9	$4.2	$8.9
Gross amount not offset on the balance sheet	(1.6)	(1)	(0.5)	(0.6)	(7.5)	(2)
Net amount	$6.5		$0.4	$3.6	$1.4

(1)    Includes cash collateral received of $1.1 million.

(2)    Includes cash collateral posted of $6.9 million.

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

2024 Form 10-K	85	Wisconsin Public Service Corporation

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

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Change in benefit obligation
Obligation at January 1	$586.7	$560.7	$128.7	$112.2
Service cost	5.0	4.8	3.1	2.8
Interest cost	29.3	30.1	6.6	6.1
Actuarial (gain) loss	(34.8)	25.3	0.2	16.7
Participant contributions	—	—	0.7	0.8
Benefit payments	(35.7)	(34.2)	(9.3)	(9.9)
Obligation at December 31	$550.5	$586.7	$130.0	$128.7

Change in fair value of plan assets
Fair value at January 1	$713.7	$685.1	$271.9	$255.6
Actual return on plan assets	35.1	62.2	17.0	24.5
Employer contributions	0.5	0.6	0.8	0.9
Participant contributions	—	—	0.7	0.8
Benefit payments	(35.7)	(34.2)	(9.3)	(9.9)
Fair value at December 31	$713.6	$713.7	$281.1	$271.9
Funded status at December 31	$163.1	$127.0	$151.1	$143.2

In 2024, we had actuarial gains related to our pension benefit obligations of $34.8 million and actuarial losses in 2023 of $25.3 million. The primary driver for the actuarial gain was a higher discount rate in 2024. Partially offsetting the gain in 2024, was lower than expected asset returns. The discount rate for our pension benefits was 5.70%, 5.15%, and 5.50% in 2024, 2023, and 2022, respectively.

In 2024 and 2023, we had actuarial losses related to our OPEB benefit obligation of $0.2 million and $16.7 million, respectively, both of which were driven by claims and premium updates and changes to medical trend assumptions. Partially offsetting the losses, was a higher discount rate in 2024. The discount rate for our OPEB benefits was 5.74%, 5.16%, and 5.50% in 2024, 2023, and 2022, respectively.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Pension and OPEB assets	$167.3	$131.6	$161.6	$152.9
Other long-term liabilities	4.2	4.6	10.5	9.7
Total net assets	$163.1	$127.0	$151.1	$143.2

The accumulated benefit obligation for the defined benefit pension plans was $521.7 million and $548.1 million at December 31, 2024 and 2023, respectively.

2024 Form 10-K	86	Wisconsin Public Service Corporation

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2024	2023
Accumulated benefit obligation	$4.2	$4.7

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2024	2023
Projected benefit obligation	$4.2	$4.7

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2024	2023
Accumulated benefit obligation	$15.0	$14.5
Fair value of plan assets	4.4	4.8

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$17.0	$53.2	$(29.8)	$(28.1)
Prior service credits	—	—	(10.8)	(21.0)
Total	$17.0	$53.2	$(40.6)	$(49.1)

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$5.0	$4.8	$9.0	$3.1	$2.8	$4.0
Interest cost	29.3	30.1	22.7	6.6	6.1	4.4
Expected return on plan assets	(51.1)	(51.3)	(55.2)	(17.3)	(16.3)	(21.0)
Amortization of prior service credit	—	—	—	(10.2)	(10.2)	(10.2)
Amortization of net actuarial loss (gain)	17.3	17.3	17.3	2.4	1.0	(2.5)
Net periodic benefit cost (credit)	$0.5	$0.9	$(6.2)	$(15.4)	$(16.6)	$(25.3)

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of December 31, 2024 and 2023, we recorded a $12.9 million and a $6.7 million regulatory asset for pension costs, respectively, and a $14.6 million and a $6.8 million regulatory asset for OPEB costs, respectively. The above table does not reflect any adjustments for the creation of these regulatory assets.

2024 Form 10-K	87	Wisconsin Public Service Corporation

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2024	2023	2024	2023
Discount rate	5.70%	5.15%	5.74%	5.16%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	4.50%	4.50%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	7.00%	6.25%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2033	2031
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.00%	6.25%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2030	2030

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2024	2023	2022
Discount rate	5.15%	5.50%	3.00%
Expected return on plan assets	6.75%	6.75%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	4.50%	4.00%	2.25%

	OPEB Benefits
	2024	2023	2022
Discount rate	5.16%	5.50%	2.98%
Expected return on plan assets	6.50%	6.50%	7.00%
Assumed medical cost trend rate (Pre 65)	6.25%	6.50%	5.70%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2031	2031	2028
Assumed medical cost trend rate (Post 65)	6.25%	6.00%	5.60%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2030	2031	2028

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2025, the expected return on asset assumption is 6.75% for the pension plan and 6.50% for the OPEB plan.

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

2024 Form 10-K	88	Wisconsin Public Service Corporation

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

The following tables provide the fair values of our investments by asset class:

	December 31, 2024
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$47.9	$—	$—	$47.9	$33.3	$—	$—	$33.3
International equity	45.0	—	—	45.0	30.7	—	—	30.7
Fixed income securities: (1)
United States bonds	—	172.4	—	172.4	36.5	63.9	—	100.4
International bonds	—	22.3	—	22.3	—	2.9	—	2.9
	$92.9	$194.7	$—	$287.6	$100.5	$66.8	$—	$167.3
Investments measured at net asset value:
Equity securities				117.3				66.4
Fixed income securities				67.9				18.8
Other				240.8				28.6
Total				$713.6				$281.1

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2023
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$52.0	$—	$—	$52.0	$32.6	$—	$—	$32.6
International equity	53.7	—	—	53.7	29.8	—	—	29.8
Fixed income securities: (1)
United States bonds	—	176.7	—	176.7	33.9	61.3	—	95.2
International bonds	—	22.8	—	22.8	—	2.9	—	2.9
	$105.7	$199.5	$—	$305.2	$96.3	$64.2	$—	$160.5
Investments measured at net asset value:
Equity securities				112.5				65.1
Fixed income securities				66.1				17.1
Other				229.9				29.2
Total				$713.7				$271.9

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $0.5 million to the pension plans and $1.0 million to the OPEB plans in 2025, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2024 Form 10-K	89	Wisconsin Public Service Corporation

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2025	$38.2	$9.3
2026	38.3	9.8
2027	38.8	10.2
2028	39.0	10.4
2029	38.7	10.5
2030-2034	192.5	51.7

Savings Plans

WEC Energy Group sponsors 401(k) savings plans that allow substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, which amounts are contributed to an employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $13.8 million, $12.8 million, and $11.7 million in 2024, 2023, and 2022, respectively.

NOTE 20—SEGMENT INFORMATION

Our President, who is our CODM, reviews financial information presented on a segment basis for purposes of making operating decisions and assessing performance. The CODM regularly reviews net income to measure segment profitability and to allocate resources, including assets, to our business. Net income best measures our segment profitability as it reflects all revenues and costs, including the impact on our tax provision from tax credits generated through investments in renewable generation facilities.

Our CODM allocates resources such as employees as well as financial and capital resources to our segments during the annual review of budgets and the capital plan. Our CODM also reviews and revises the resources throughout the year during the monthly forecasting process in order to make timely decisions that align with our overall corporate strategy. The CODM uses each segment’s net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the ROE earned.

Segments were determined based on a combination of factors, including the regulatory environment of each geographical jurisdiction in which the segment operates, equity investment interests, as well as the revenue streams for the products or services provided to customers through electric and natural gas operations. See Note 4, Operating Revenues, for more information on disaggregation of operating revenues. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

At December 31, 2024, we reported two segments, which are described below. All of our operations are located within the United States.

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

Our other segment primarily consists of equity earnings from our investment in WRPC.

2024 Form 10-K	90	Wisconsin Public Service Corporation

The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2024, 2023, and 2022.

2024 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,560.4	$—	$1,560.4
Fuel and purchased power	321.5	—	321.5
Cost of natural gas sold	163.8	—	163.8
Other operation and maintenance	440.3	—	440.3
Depreciation and amortization	238.5	—	238.5
Property and revenue taxes	46.9	—	46.9
Other income, net (1)	48.2	1.9	50.1
Interest expense	95.0	—	95.0
Income tax expense	51.2	0.4	51.6
Net income	$251.4	$1.5	$252.9

Other Segment Disclosures
Capital expenditures and asset acquisitions	$495.9	$—	$495.9
Equity method investments	0.9	14.9	15.8
Total assets	7,480.8	14.9	7,495.7

(1)Includes equity earnings from equity method investments of $1.9 million included in the other segment, as well as amounts that are not material for interest income.

2023 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,681.4	$—	$1,681.4
Fuel and purchased power	388.1	—	388.1
Cost of natural gas sold	218.7	—	218.7
Other operation and maintenance	434.3	—	434.3
Depreciation and amortization	226.9	—	226.9
Property and revenue taxes	47.4	—	47.4
Other income, net (1)	43.8	2.1	45.9
Interest expense	89.0	—	89.0
Income tax expense	62.3	0.4	62.7
Net income	$258.5	$1.7	$260.2

Other Segment Disclosures
Capital expenditures and asset acquisitions	$635.6	$—	$635.6
Equity method investments	0.8	13.6	14.4
Total assets	7,017.5	13.6	7,031.1

(1)Includes equity earnings from equity method investments of $2.1 million included in the other segment, as well as amounts that are not material for interest income.

2024 Form 10-K	91	Wisconsin Public Service Corporation

2022 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,785.2	$—	$1,785.2
Fuel and purchased power	515.5	—	515.5
Cost of natural gas sold	329.6	—	329.6
Other operation and maintenance	362.5	—	362.5
Depreciation and amortization	199.8	—	199.8
Property and revenue taxes	42.4	—	42.4
Other income, net (1)	41.0	1.3	42.3
Interest expense	70.5	—	70.5
Income tax expense	71.9	0.3	72.2
Net income	$234.0	$1.0	$235.0

Other Segment Disclosures
Capital expenditures	$433.8	$—	$433.8
Equity method investments	0.8	12.8	13.6
Total assets	6,696.0	12.8	6,708.8

(1)Includes equity earnings from equity method investments of $1.3 million included in the other segment, as well as amounts that are not material for interest income.

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2024:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2025	2026	2027	2028	2029	Later Years
Electric utility:
Purchased power	2063	$263.0	$56.1	$57.2	$51.8	$47.9	$21.1	$28.9
Coal supply and transportation	2026	101.1	89.1	12.0	—	—	—	—
Other	2043	80.2	10.0	10.1	8.7	7.1	6.3	38.0
Natural gas utility supply and transportation	2048	615.7	59.4	57.5	57.3	56.0	49.8	335.7
Total		$1,060.0	$214.6	$136.8	$117.8	$111.0	$77.2	$402.6

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as SO2, NOx, fine particulates, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

2024 Form 10-K	92	Wisconsin Public Service Corporation

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
•the protection of wetlands and waterways, biodiversity including threatened and endangered species, and cultural resources associated with construction projects;
•the retirement of older coal-fired power plants and conversion to modern, efficient, natural gas generation, and/or replacement with renewable generation;
•the beneficial use of ash and other products from coal-fired generating units;
•the remediation of former manufactured gas plant sites;
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure; and
•the tracking and reporting of GHG emissions to comply with federal clean air rules.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In March 2023, the EPA issued its final Good Neighbor Rule, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we believe we are well positioned to meet the requirements.

Our RICE units are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals litigation has been held in abeyance since September 2024, when the court granted the EPA's motion for partial voluntary remand so that it could address issues of severability raised in the Supreme Court's June 2024 opinion granting the petitions for stay of the rule. Pursuant to an order of the D.C. Circuit Court of Appeals, the parties filed motions to govern future proceedings in December 2024. In January 2025, the D.C. Circuit Court of Appeals issued an order returning the consolidated cases to the court's active docket and establishing a schedule for supplemental briefing on the issue of severability that extends through early March 2025. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

In November 2024, the EPA issued a Good Neighbor Interim Final Rule that administratively stayed the effectiveness of the Good Neighbor Rule in all states to which it originally applies and ensured implementation of good neighbor obligations previously established to address the 2008 ozone NAAQS while the process works through the courts. We are well positioned to comply with the rule's requirements.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We are well positioned to comply with the rule's requirements.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the

2024 Form 10-K	93	Wisconsin Public Service Corporation

EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that also supported the reconsideration; however, in August 2023, the EPA announced that it was instead restarting its ozone standard evaluation. The EPA released the first two volumes of its Integrated Review Plan in December 2024. This new review is anticipated to take 3 to 5 years to complete.

Particulate Matter

All counties within our service territory are in attainment with the current 2012 standards for fine PM2.5. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a state implementation plan for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units.

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

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing combustion turbines. The proposed rule for turbines that operate at a greater than 20% capacity factor, will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. Our combined cycle facilities are well positioned to comply with the proposed rule. As the EPA will not finalize this proposal until late 2025, it could be revised or repealed under the new presidential administration.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The revisions will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities.

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fueled generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of the jointly-owned Columbia Units 1 and 2 while investigating conversion of at least one unit to natural gas, and the planned retirement of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to the planned retirement of Columbia Units 1 and 2. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the

2024 Form 10-K	94	Wisconsin Public Service Corporation

target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050. WEC Energy Group also believes it will be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group will also continue to focus on methane emissions reductions by improving its natural gas distribution systems, and have set a target across its natural gas distribution operations, including our operations, to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility distribution systems. In addition, subject to regulatory approval and market conditions, WEC Energy Group expects to procure RTCs.

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

We have received a final BTA determination for Weston Units 3 and 4. In accordance with the requirements in the CWA, the WDNR reissued the Weston WPDES permit in June 2024 (effective July 1, 2024) that includes a determination that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts.

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

The 2024 Supplemental ELG rule established zero discharge requirements for BATW and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new “permanent cessation of coal” subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All of our coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a Notice of Planned Participation by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for the Weston coal-fired facilities.

The final Supplemental ELG Rule allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, required by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies, reliability must run agreements, etc.) as determined by the DOE, a public utility commission, or independent system operator.

We are still evaluating the Supplemental ELG Rule CRL provisions to determine the applicability and potential compliance costs for inactive/closed landfills. Numerous parties have challenged the rule through litigation pending in the U.S. Court of Appeals for the 8th Circuit. This rule remains in effect during the pendency of the legal challenge.

2024 Form 10-K	95	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2024	2023
Regulatory assets	$114.0	$121.5
Reserves for future environmental remediation	77.3	85.3

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024, will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See Note 9, Asset Retirement Obligations, for more information on the estimated cost of the additional remediation.

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

2024 Form 10-K	96	Wisconsin Public Service Corporation

Consent Decrees

Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, we completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. Following our significant engagement with the EPA, the agency conditionally terminated the Consent Decree in December 2024.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater Unit 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. WPL started the process to close out this Consent Decree.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Year Ended December 31
(in millions)	2024	2023	2022
Cash paid for interest, net of amount capitalized	$92.4	$87.6	$67.8
Cash paid for income taxes, net (1)	8.8	2.9	25.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	50.9	24.8	30.3
Increase in receivable for corporate-owned life insurance proceeds	5.6	—	—
Liabilities accrued for software licensing agreements	0.2	—	1.5

(1)    Cash paid for income taxes in 2024 and 2023 was net of $22.7 million and $4.9 million, respectively, related to 2023 and 2024 PTCs that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2024	2023	2022
Cash and cash equivalents	$1.5	$1.4	$0.5
Restricted cash included in other long-term assets	—	—	38.0
Cash, cash equivalents, and restricted cash	$1.5	$1.4	$38.5

At December 31, 2022, our restricted cash consisted of cash used during January 2023 to purchase a 50% interest in a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets at December 31, 2022. See Note 2, Acquisitions, for more information on the purchase of this facility.

2024 Form 10-K	97	Wisconsin Public Service Corporation

NOTE 23—REGULATORY ENVIRONMENT

2025 and 2026 Rates

In April 2024, we filed a request with the PSCW to increase our retail electric and natural gas rates. The primary drivers of the requested increases in electric rates were continued capital investments to transition our generation fleet from coal to renewables and natural gas-fueled generation, increased costs driven by higher inflation and interest rates, and the recovery of regulatory assets previously approved by the PSCW. The requested increases in natural gas rates were driven by our ongoing capital investments in reliability and safety projects, as well as the impacts from higher inflation and increased interest rates.

On December 19, 2024, the PSCW issued a final written order approving electric and natural gas base rate increases, effective January 1, 2025 and 2026, as applicable. The final written order reflected the following:

2025 rate increase
Electric (1)	$55.1	million	/	4.5%
Gas	$14.9	million	/	3.8%
2026 rate increase (2)
Electric (1)	$30.0	million	/	2.3%
Gas	$13.5	million	/	3.1%
ROE	9.8%
Common equity component average on a financial basis	53.0%

(1)    Amounts reflect the impact to our Wisconsin retail electric operations and include the incremental decrease resulting from updated fuel costs.

(2)    The 2026 rate increases are incremental to the previously authorized revenue plus the approved rate increases for 2025.

We are required to maintain our current earnings sharing mechanism. Under the current mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

2024 Limited Rate Case Re-Opener

In accordance with our rate order approved by the PSCW in December 2022, we filed a request with the PSCW in May 2023 for a limited electric rate case re-opener. The request reflected updated fuel costs and revenue requirements for the generation projects that were previously approved by the PSCW and were placed into service in 2023 or were expected to be placed into service in 2024.

In December 2023, the PSCW issued a final written order approving an electric rate decrease of $32.7 million (2.6%) for our Wisconsin retail electric operations, effective January 1, 2024. This amount includes the incremental decrease to our revenue requirements resulting from updated fuel costs.

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

2024 Form 10-K	98	Wisconsin Public Service Corporation

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

In addition to the above, the final order included the following terms:

•We kept our then current earnings sharing mechanism, under which, if we earned above our authorized ROE: (i) we retained 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points was refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings was required to be refunded to ratepayers.
•We were required to complete an analysis of alternative recovery scenarios for generating units that will be retired prior to the end of their useful life.
•We were not allowed to propose any changes to our real time pricing rates for large commercial and industrial electric customers through the end of 2024.
•We were required to lower monthly residential and small commercial electric customer fixed charges by $3.33 from previously authorized rates.
•We were required to offer an additional voluntary renewable energy pilot for commercial and industrial customers.
•We were required to continue to work with PSCW staff and other interested parties to develop alternative low income assistance programs. We, along with WE, also collectively contributed $4.0 million to the Keep Wisconsin Warm Fund.
•We were required to implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024. As a result, we defer as a regulatory asset or liability, the difference between actual pension and OPEB costs and those included in rates until recovery or refund is authorized in a future rate proceeding.
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
•We maintained our earnings sharing mechanism, with modification.

NOTE 24—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2024	2023	2022
Non-service components of net periodic benefit costs	$36.7	$35.4	$35.3
AFUDC-Equity	9.2	7.6	5.8
Earnings from equity method investments	1.9	2.1	1.3
Other, net	2.3	0.8	(0.1)
Other income, net	$50.1	$45.9	$42.3

2024 Form 10-K	99	Wisconsin Public Service Corporation

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The amendments require disclosure of certain costs and expenses in the notes to financial statements, which are disaggregated from relevant expense captions on the income statement. The amendments also require additional qualitative disclosures of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Finally, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt these amendments beginning with our fiscal year ending on December 31, 2027, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require additional disclosures about reportable segments on an annual and interim basis. The amendments require disclosure of significant segment expenses that are (1) regularly provided to the CODM and (2) included in the reported measure of segment profit or loss. The amendments also require disclosure of an amount for other segment items and a description of its composition. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The update was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted these amendments beginning with our fiscal year ending on December 31, 2024. See Note 20, Segment Information, which reflects the implementation of this update in our disclosures about our reportable segments.

2024 Form 10-K	100	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2024 Form 10-K	101	Wisconsin Public Service Corporation

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

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2024 and 2023:

Fees	2024	2023
Audit fees (1)	$1,094,217	$1,073,433
Tax fees (2)	35,795	46,017
All other fees (3)	673	673
Total fees	$1,130,685	$1,120,123

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

2024 Form 10-K	102	Wisconsin Public Service Corporation

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

2024 Form 10-K	103	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm (PCAOB No. 34).	55

	Income Statements for the three years ended December 31, 2024, 2023, and 2022.	57

	Balance Sheets as of December 31, 2024 and 2023.	58

	Statements of Cash Flows for the three years ended December 31, 2024, 2023, and 2022.	59

	Statements of Equity for the three years ended December 31, 2024, 2023, and 2022.	60

	Notes to Financial Statements.	61

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2024, 2023, and 2022.	107

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

	4.2*	First Supplemental Indenture, dated as of December 1, 1998, by and between WPS and Firstar Bank Milwaukee, N.A., National Association. (Exhibit 4C to Form 8-K filed 12/18/98.)

	4.3*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/30/06.)

	4.4*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/29/12.)

2024 Form 10-K	104	Wisconsin Public Service Corporation

Number		Exhibit
	4.5*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/18/13.)

	4.6*	Thirteenth Supplemental Indenture, dated as of August 14, 2019, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 08/14/19.)

	4.7*	Fourteenth Supplemental Indenture, dated as of November 18, 2021, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/18/21.)

4.8*
Fifteenth Supplemental Indenture, dated as of November 10, 2022, by and between WPS and U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association). (Exhibit 4.1 to Form 8-K filed 11/10/22.)

4.9*
Sixteenth Supplemental Indenture, dated as of December 6, 2024, by and between WPS and U.S. Bank Trust Company, National Association (successor to Firstar Bank, Milwaukee, N.A., National Association (Exhibit 4.1 to Form 8-K filed December 6, 2024).

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

19	Insider Trading Policies and Procedures

	19.1	Corporate Securities Trading Policy

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WPS.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2024 Form 10-K	105	Wisconsin Public Service Corporation

Number		Exhibit
101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

2024 Form 10-K	106	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2024	$10.9	$7.8	$0.8	$(10.9)	$8.6
December 31, 2023	11.7	5.6	3.3	(9.7)	10.9
December 31, 2022	11.1	8.4	0.1	(7.9)	11.7

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2024 Form 10-K	107	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ SCOTT J. LAUBER
Date:	February 21, 2025	Scott J. Lauber
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 21, 2025
Scott J. Lauber, Chairman of the Board, Chief Executive Officer and Director --
Principal Executive Officer

/s/ XIA LIU	February 21, 2025
Xia Liu, Executive Vice President, Chief Financial Officer and Director --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 21, 2025
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ MICHAEL W. HOOPER	February 21, 2025
Michael W. Hooper, Director

/s/ KYLE A. HOOPS	February 21, 2025
Kyle A. Hoops, Director

/s/ MARGARET C. KELSEY	February 21, 2025
Margaret C. Kelsey, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Wisconsin Public Service Corporation is not required to send an annual report or proxy statement to its sole shareholder, Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc., and will not prepare such a report after the filing of this Annual Report on Form 10-K for the year ended December 31, 2024. Accordingly, Wisconsin Public Service Corporation will not file such a report with the Securities and Exchange Commission.

2024 Form 10-K	108	Wisconsin Public Service Corporation