Form 10-Q
period 2025-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2025-05-07
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
March 31, 2025

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

03/31/2025 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
AMI	Advanced Metering Infrastructure
Badger Hollow Wind	Badger Hollow Wind Energy Generation Facility
Columbia	Columbia Energy Center

03/31/2025 Form 10-Q	ii	Wisconsin Public Service Corporation

CVD	Countervailing Duty
Darien	Darien Solar Park
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
Edgewater	Edgewater Generating Station
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
Paris	Paris Solar-Battery Park
PTC	Production Tax Credit
Pulliam	J. P. Pulliam Generating Station
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
RTC	Renewable Thermal Credit
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
Weston	Weston Generating Station
Whitetail	Whitetail Wind Energy Generation Facility
WPL	Wisconsin Power and Light Company

03/31/2025 Form 10-Q	iii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2024 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, electric grid reliability, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions, including continued economic growth, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, including as a result of the new presidential administration, and the recovery of associated remediation and compliance costs;

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of changes to U.S. trade policy (including changes to tariffs on imports, port fees and, other trade policy tools) as well as changes to foreign governments' trade policies impacting U.S. exports, supply chain disruptions (including from rail congestion), inflation, and other factors;

03/31/2025 Form 10-Q	1	Wisconsin Public Service Corporation

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

03/31/2025 Form 10-Q	2	Wisconsin Public Service Corporation

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

03/31/2025 Form 10-Q	3	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2025	2024
Operating revenues	$498.7	$427.2

Operating expenses
Cost of sales	190.2	154.9
Other operation and maintenance	119.3	104.6
Depreciation and amortization	65.8	59.1
Property and revenue taxes	11.4	12.0
Total operating expenses	386.7	330.6

Operating income	112.0	96.6

Other income, net	4.3	11.5
Interest expense	24.0	24.0
Other expense	(19.7)	(12.5)

Income before income taxes	92.3	84.1
Income tax expense	16.5	16.7
Net income	$75.8	$67.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)
(in millions, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1.2	$1.5
Accounts receivable and unbilled revenues, net of reserves of $7.5 and $8.6, respectively	259.5	225.1
Accounts receivable from related parties	23.1	29.6
Materials, supplies, and inventories	140.8	167.1
Prepaid taxes	37.0	57.4
Other prepayments	6.2	8.2
Other	19.8	13.8
Current assets	487.6	502.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,235.6 and $2,190.8, respectively	6,172.0	6,139.2
Regulatory assets	435.8	449.7
Goodwill	36.4	36.4
Pension and OPEB assets	334.8	328.9
Other	41.5	38.8
Long-term assets	7,020.5	6,993.0
Total assets	$7,508.1	$7,495.7

Liabilities and Equity
Current liabilities
Short-term debt	$19.0	$62.0
Current portion of long-term debt	300.0	300.0
Accounts payable	95.0	118.9
Accounts payable to related parties	66.4	77.5
Accrued interest	31.7	12.9
Customer credit balances	29.4	33.7
Other	59.4	40.1
Current liabilities	600.9	645.1

Long-term liabilities
Long-term debt	1,958.1	1,958.0
Finance lease obligations	64.6	65.7
Deferred income taxes	1,000.2	996.9
Deferred ITCs	70.2	68.2
Regulatory liabilities	701.5	696.3
Environmental remediation liabilities	77.1	77.3
AROs	193.3	191.2
Other	84.5	85.2
Long-term liabilities	4,149.5	4,138.8

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,857.3	1,857.2
Retained earnings	804.8	759.0
Common shareholder's equity	2,757.7	2,711.8
Total liabilities and equity	$7,508.1	$7,495.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2025	2024
Operating activities
Net income	$75.8	$67.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	65.8	59.1
Deferred income taxes and ITCs, net	2.7	19.5
Change in –
Accounts receivable and unbilled revenues, net	(29.6)	16.5
Materials, supplies, and inventories	26.3	13.1
Prepaid taxes	20.4	12.2
Other current assets	2.3	2.7
Accounts payable	(3.5)	(44.7)
Accrued interest	18.8	15.3
Amounts refundable to customers	14.7	(0.8)
Other current liabilities	0.8	(1.2)
Other, net	(1.6)	(6.8)
Net cash provided by operating activities	192.9	152.3

Investing activities
Capital expenditures	(124.6)	(87.1)
Proceeds from cash surrender value of life insurance	5.8	—
Other, net	(1.0)	(0.4)
Net cash used in investing activities	(119.8)	(87.5)

Financing activities
Change in short-term debt	(43.0)	(1.9)
Payment of dividends to parent	(30.0)	(80.0)
Equity contribution from parent	—	20.0
Other, net	(0.4)	(0.1)
Net cash used in financing activities	(73.4)	(62.0)

Net change in cash and cash equivalents	(0.3)	2.8
Cash and cash equivalents at beginning of period	1.5	1.4
Cash and cash equivalents at end of period	$1.2	$4.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2024	$95.6	$1,857.2	$759.0	$2,711.8
Net income	—	—	75.8	75.8
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2025	$95.6	$1,857.3	$804.8	$2,757.7

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2023	$95.6	$1,782.0	$676.1	$2,553.7
Net income	—	—	67.4	67.4
Equity contribution from parent	—	20.0	—	20.0
Payment of dividends to parent	—	—	(80.0)	(80.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2024	$95.6	$1,802.2	$663.5	$2,561.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	7	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2025

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 471,000 electric customers and 348,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2025, are not necessarily indicative of expected results for 2025 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2024 Annual Report on Form 10-K.

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

	Three Months Ended March 31
(in millions)	2025	2024
Wisconsin Public Service Corporation
Electric utility	$339.9	$300.3
Natural gas utility	157.6	125.7
Total revenues from contracts with customers	497.5	426.0
Other operating revenues	1.2	1.2
Total operating revenues	$498.7	$427.2

03/31/2025 Form 10-Q	8	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2025	2024
Residential	$132.0	$114.4
Small commercial and industrial	109.0	99.6
Large commercial and industrial	65.9	58.7
Other	2.1	2.2
Total retail revenues	309.0	274.9
Wholesale	13.6	14.6
Resale	13.4	8.0
Other utility revenues	3.9	2.8
Total electric utility operating revenues	$339.9	$300.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2025	2024
Residential	$102.1	$75.9
Commercial and industrial	61.7	42.2
Total retail revenues	163.8	118.1
Transportation	8.6	6.8
Other utility revenues (1)	(14.8)	0.8
Total natural gas utility operating revenues	$157.6	$125.7

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2025	2024
Late payment charges	$0.9	$1.1
Alternative revenues (1)	0.2	—
Rental revenues	0.1	0.1
Total other operating revenues	$1.2	$1.2

(1)Alternative revenues consist of amounts to be recovered or refunded to customers subject to wholesale true-ups. For more information about our alternative revenues, see Note 1(d), Operating Revenues, in our 2024 Annual Report on Form 10-K.

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2025 and December 31, 2024.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its

03/31/2025 Form 10-Q	9	Wisconsin Public Service Corporation

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2025	December 31, 2024
Accounts receivable and unbilled revenues	$267.0	$233.7
Allowance for credit losses	7.5	8.6
Accounts receivable and unbilled revenues, net (1)	$259.5	$225.1

Total accounts receivable, net – past due greater than 90 days (1)	$6.4	$7.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.6%	93.9%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2025, $133.7 million, or 51.5%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Three Months Ended March 31
(in millions)	2025	2024
Balance at January 1	$8.6	$10.9
Provision for credit losses	3.5	1.4
Provision for credit losses deferred for future recovery or refund	(2.8)	—
Write-offs charged against the allowance	(3.1)	(4.0)
Recoveries of amounts previously written off	1.3	1.3
Balance at March 31	$7.5	$9.6

03/31/2025 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2025 and December 31, 2024. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2024 Annual Report on Form 10-K.

(in millions)	March 31, 2025	December 31, 2024
Regulatory assets
Plant retirement related items	$139.1	$143.6
Environmental remediation costs	111.7	114.0
Income tax related items	56.0	55.1
Pension and OPEB costs	37.8	45.6
AROs	30.3	27.5
Bluewater Natural Gas Holding, LLC	12.8	13.4
Reactive power	11.7	13.4
Uncollectible expense	6.9	9.7
Other, net	29.5	27.4
Total regulatory assets	$435.8	$449.7

(in millions)	March 31, 2025	December 31, 2024
Regulatory liabilities
Income tax related items	$317.5	$322.0
Removal costs	207.7	206.6
Pension and OPEB benefits	86.8	88.6
Energy costs refundable through rate adjustments	66.6	49.2
Derivatives	14.9	8.0
Other, net	23.0	22.2
Total regulatory liabilities	$716.5	$696.6

Balance sheet presentation
Other current liabilities	$15.0	$0.3
Regulatory liabilities	701.5	696.3
Total regulatory liabilities	$716.5	$696.6

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by the end of 2029, and we and the other co-owners are exploring the conversion of at least one unit to natural gas. The total net book value of our ownership share of Columbia Units 1 and 2 was $246.6 million at March 31, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 6—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 11, Common Equity, in our 2024 Annual Report on Form 10-K for additional information on these and other restrictions.

03/31/2025 Form 10-Q	11	Wisconsin Public Service Corporation

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2025	December 31, 2024
Commercial paper
Amount outstanding	$19.0	$62.0
Weighted-average interest rate on amounts outstanding	4.53%	4.52%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2025 was $48.3 million with a weighted-average interest rate during the period of 4.52%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2025
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		19.0
Available capacity under existing credit facility		$379.7

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	March 31, 2025	December 31, 2024
Materials and supplies	$100.2	$100.8
Fossil fuel	36.1	39.9
Natural gas in storage	4.5	26.4
Total	$140.8	$167.1

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 9—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$19.4	21.0%	$17.7	21.0%
State income taxes net of federal tax benefit	5.7	6.2%	5.2	6.2%
PTCs, net	(5.8)	(6.2)%	(4.0)	(4.8)%
Federal excess deferred tax amortization	(2.8)	(3.1)%	(1.5)	(1.8)%
ITCs	(1.0)	(1.0)%	(1.0)	(1.2)%
Other, net	1.0	1.0%	0.3	0.5%
Total income tax expense	$16.5	17.9%	$16.7	19.9%

The effective tax rates for the three months ended March 31, 2025 and 2024, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were substantially offset by state income taxes.

03/31/2025 Form 10-Q	12	Wisconsin Public Service Corporation

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements in October 2024 and April 2025 to sell the majority of the PTCs we generate in 2025 and 2026, respectively, to third parties. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$12.4	$1.6	$—	$14.0
FTRs	—	—	0.4	0.4
Total derivative assets	$12.4	$1.6	$0.4	$14.4

Derivative liabilities
Natural gas contracts	$—	$0.4	$—	$0.4

03/31/2025 Form 10-Q	13	Wisconsin Public Service Corporation

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.3	$2.8	$—	$6.1
FTRs	—	—	2.0	2.0
Total derivative assets	$3.3	$2.8	$2.0	$8.1

Derivative liabilities
Natural gas contracts	$0.6	$0.3	$—	$0.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2025	2024
Balance at the beginning of the period	$2.0	$2.0
Settlements	(1.6)	(1.4)
Balance at the end of the period	$0.4	$0.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,258.1	$1,917.2	$2,258.0	$1,882.1

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

03/31/2025 Form 10-Q	14	Wisconsin Public Service Corporation

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

	March 31, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$13.6	$0.4	$5.8	$0.9
FTRs	0.4	—	2.0	—
Total current	14.0	0.4	7.8	0.9

Long-term
Natural gas contracts	0.4	—	0.3	—

Total	$14.4	$0.4	$8.1	$0.9

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(in millions)	Volumes	Gains	Volumes	Losses
Natural gas contracts	12.3 Dth	$0.7	14.4 Dth	$(8.3)
FTRs	2.3 MWh	0.6	2.1 MWh	(0.1)
Total		$1.3		$(8.4)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2025 and December 31, 2024, we had posted cash collateral of $5.6 million and $5.7 million, respectively. These amounts were recorded on our balance sheets in other current assets. At March 31, 2025 and December 31, 2024, we had also received cash collateral of $7.2 million and $1.1 million, respectively. These amounts were recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2025			December 31, 2024
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$14.4		$0.4	$8.1		$0.9
Gross amount not offset on the balance sheet	(7.4)	(1)	(0.2)	(1.6)	(2)	(0.5)
Net amount	$7.0		$0.2	$6.5		$0.4

(1)    Includes cash collateral received of $7.2 million.

(2)    Includes cash collateral received of $1.1 million.

NOTE 12—GUARANTEES

As of March 31, 2025, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

03/31/2025 Form 10-Q	15	Wisconsin Public Service Corporation

NOTE 13—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2025	2024
Service cost	$1.2	$1.3
Interest cost	7.6	7.4
Expected return on plan assets	(12.4)	(12.7)
Amortization of net actuarial loss	4.3	4.3
Net periodic benefit cost	$0.7	$0.3

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2025	2024
Service cost	$0.7	$0.8
Interest cost	1.8	1.6
Expected return on plan assets	(4.5)	(4.3)
Amortization of prior service credit	(2.5)	(2.5)
Amortization of net actuarial loss	0.6	0.5
Net periodic benefit credit	$(3.9)	$(3.9)

During the three months ended March 31, 2025, we made contributions and payments of $0.1 million related to our pension plans and $0.2 million related to our OPEB plans. We expect to make contributions and payments of $0.4 million related to our pension plans and $0.8 million related to our OPEB plans during the remainder of 2025, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As of March 31, 2025 and December 31, 2024, our balance sheets included regulatory assets of $10.6 million and $12.9 million, respectively, for pension costs and $12.5 million and $14.6 million, respectively, for OPEB costs. In accordance with our December 2024 PSCW rate order, we began amortizing these regulatory assets in 2025. We continue to utilize escrow accounting for our current pension and OPEB costs. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets.

NOTE 14—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2025. We had no accumulated impairment losses related to our goodwill as of March 31, 2025.

Other Indefinite-Lived Intangible Assets

At both March 31, 2025 and December 31, 2024, we had $5.3 million of other indefinite-lived intangible assets, consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

03/31/2025 Form 10-Q	16	Wisconsin Public Service Corporation

NOTE 15—SEGMENT INFORMATION

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

Our CODM allocates resources such as employees as well as financial and capital resources to our segments during the annual review of budgets and the capital plan. Our CODM also reviews and revises the resources throughout the year during the monthly forecasting process in order to make timely decisions that align with our overall corporate strategy. The CODM uses each segment’s net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the return on equity earned.

Segments were determined based on a combination of factors, including the regulatory environment of each geographical jurisdiction in which the segment operates, equity investment interests, as well as the revenue streams for the products or services provided to customers through electric and natural gas operations. See Note 2, Operating Revenues, for more information on disaggregation of operating revenues. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in our 2024 Annual Report on Form 10-K.

At March 31, 2025, we reported two segments, which are described below. All of our operations are located within the United States.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2025 and 2024.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended March 31, 2025
External revenues	$498.7	$—	$498.7
Fuel and purchased power	97.5	—	97.5
Cost of natural gas sold	92.7	—	92.7
Other operation and maintenance	119.3	—	119.3
Depreciation and amortization	65.8	—	65.8
Property and revenue taxes	11.4	—	11.4
Other income, net (1)	3.8	0.5	4.3
Interest expense	24.0	—	24.0
Income tax expense	16.4	0.1	16.5
Net income	$75.4	$0.4	$75.8

Other Segment Disclosures
Capital expenditures	$124.6	$—	$124.6
Equity method investments	0.9	15.4	16.3
Total assets	7,492.7	15.4	7,508.1

(1)Includes equity earnings from equity method investments of $0.5 million included in the other segment, as well as amounts that are not material for interest income.

03/31/2025 Form 10-Q	17	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended March 31, 2024
External revenues	$427.2	$—	$427.2
Fuel and purchased power	81.1	—	81.1
Cost of natural gas sold	73.8	—	73.8
Other operation and maintenance	104.6	—	104.6
Depreciation and amortization	59.1	—	59.1
Property and revenue taxes	12.0	—	12.0
Other income, net (1)	10.9	0.6	11.5
Interest expense	24.0	—	24.0
Income tax expense	16.6	0.1	16.7
Net income	$66.9	$0.5	$67.4

Other Segment Disclosures
Capital expenditures	$87.1	$—	$87.1
Equity method investments	0.9	13.6	14.5
Total assets	7,011.9	13.6	7,025.5

(1)Includes equity earnings from equity method investments of $0.6 million included in the other segment, as well as amounts that are not material for interest income.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2025, were approximately $1.0 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, fine particulates, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort. The EPA announced that, in total, it expects to take 31 deregulatory actions that will likely take multiple years to complete. Of these 31 deregulatory actions, the actions that would apply to us include those impacting the Good Neighbor Rule, MATS, the PM Standard, the Greenhouse Gas Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and any such actions are likely to be subject to legal challenges. We continue to monitor and evaluate potential risks and benefits to us, depending on the actions ultimately taken.

03/31/2025 Form 10-Q	18	Wisconsin Public Service Corporation

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

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. In September 2024, the D.C. Circuit Court of Appeals granted the EPA's motion for partial voluntary remand so that it could address issues of severability raised in the Supreme Court's June 2024 opinion granting the petitions for stay of the rule. Pursuant to an order of the D.C. Circuit Court of Appeals, the parties filed motions to govern future proceedings in December 2024. In January 2025, the D.C. Circuit Court of Appeals issued an order establishing a schedule for supplemental briefing on the issue of severability that extended through early March 2025. In March 2025, the D.C. Circuit Court of Appeals issued an order removing the case from its active docket and holding the case in abeyance, pending quarterly updates from the parties beginning in July 2025. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

In November 2024, the EPA issued a Good Neighbor Interim Final Rule that administratively stayed the effectiveness of the Good Neighbor Rule in all states to which it originally applies and ensured implementation of good neighbor obligations previously established to address the 2008 ozone NAAQS while the process works through the courts. We believe we are well positioned to comply with the rule's requirements. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We believe we are well positioned to comply with the rule's requirements. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

Particulate Matter

All counties within our service territory are in attainment with current 2012 standards for fine PM2.5. Under the former presidential administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the

03/31/2025 Form 10-Q	19	Wisconsin Public Service Corporation

2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Climate Change

Pursuant to the final Greenhouse Gas Power Plant Rule published in May 2024, there are no applicable standards for coal plants until the end of 2031 and after 2031, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our new Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the Greenhouse Gas Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing combustion turbines. The proposed rule for turbines that operate at a greater than 20% capacity factor will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. We currently believe our existing combined cycle natural gas facilities are well positioned to comply with the proposed rule. As the EPA is not scheduled to finalize this proposal until late 2025, it could be revised or repealed. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The revisions will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fueled generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of the jointly-owned Columbia Units 1 and 2 while investigating conversion of at least one unit to natural gas, and Weston Unit 3. See Note 5, Property, Plant, and Equipment, for more information related to planned power plant retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050. WEC Energy Group also believes it will be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group will also continue to focus on methane emissions reductions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations, including our operations, to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility distribution systems. In addition, subject to regulatory approval and market conditions, WEC Energy Group expects to procure RTCs.

03/31/2025 Form 10-Q	20	Wisconsin Public Service Corporation

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

Revisions to an EPA rule authorized under Section 316(b) of the CWA became effective in October 2014 and requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The rule applies to all of our existing generating facilities with cooling water intake structures.

Effective in June 2020, the requirements of Section 316(b) were incorporated into the Wisconsin Administrative Code. The WDNR applies this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for our facilities.

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

Steam Electric Effluent Limitation Guidelines

The EPA's 2015 final ELG rule, which took effect in January 2016 (2015 ELG rule), was modified in 2020 (2020 ELG rule), and again in May 2024 with the publication of the Supplemental ELG Rule. These rules establish federal technology-based requirements for several types of power plant wastewaters. The two requirements that affect our facilities relate to wastewater discharge limits for BATW and CRL (landfill leachate). Although our coal-fueled facilities were constructed with advanced wastewater treatment technologies that meet many of the discharge limits established by the 2015 rule, facility modifications were still necessary at Weston to meet all of the 2015 ELG requirements and the additional ones established by the 2020 ELG rule. Through 2023, compliance costs associated with the 2015 and 2020 ELG rules required $8 million in capital investment.

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

The final Supplemental ELG Rule allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, as allowed by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies, reliability must run agreements, etc.) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

In November 2024, Edison Electric Institute, on behalf of its members, submitted a petition for reconsideration to the EPA regarding the CRL provisions in the Supplemental ELG Rule in an effort to codify the rule interpretations articulated by the EPA staff during informational conference calls on this issue. We are still awaiting either a rule revision or clear written guidance from the EPA about the Supplemental ELG Rule CRL provisions to determine the applicability and potential compliance costs for inactive/closed landfills.

Numerous parties have challenged the rule through litigation pending in the U.S. Court of Appeals for the Eighth Circuit. The outcome of this case may affect our compliance plans. In February 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA's request to hold the ELG rule litigation in abeyance. In April 2025, the EPA filed a motion with the U.S. Court of Appeals for the Eighth Circuit requesting that they continue to hold the case in abeyance until June 30, 2025. The Supplemental ELG Rule remains in effect during the pendency of the legal challenge. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

03/31/2025 Form 10-Q	21	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2025	December 31, 2024
Regulatory assets	$111.7	$114.0
Reserves for future environmental remediation	77.1	77.3

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024 will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

Consent Decrees

Joint Ownership Power Plants – Columbia Energy Center and Edgewater Generating Station

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the Clean Air Act's New Source Review requirements related to certain projects completed at those plants. We, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater Unit 4 generating unit was retired in September 2018. WPL started the process to close out this Consent Decree.

03/31/2025 Form 10-Q	22	Wisconsin Public Service Corporation

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Three Months Ended March 31
(in millions)	2025	2024
Cash paid for interest, net of amount capitalized	$4.7	$8.1
Cash received for income taxes (1)	—	(6.8)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	19.3	16.4
Increase in receivable for corporate-owned life insurance proceeds	4.0	—

(1)    The cash received for income taxes in the first quarter of 2024 relates to 2023 PTCs that were sold to a third party.

NOTE 18—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2025 Form 10-Q	23	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2024 Annual Report on Form 10-K.

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. WEC Energy Group's capital plan provides a roadmap to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow WEC Energy Group's and our investment in the future of energy.

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

As part of our path toward these goals, we plan to begin testing co-firing with natural gas at Weston Unit 4 in 2025. By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and believes it will be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group already has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirement of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of the jointly-owned Columbia Units 1 and 2 and the planned retirement of Weston Unit 3. See Note 5, Property, Plant, and Equipment, for more information related to the planned retirement of Columbia Units 1 and 2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments made by either us or WE based on specific customer needs:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and

03/31/2025 Form 10-Q	24	Wisconsin Public Service Corporation

•565 MWs of battery storage.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In July 2023, the PSCW approved the Renewable Pathway Pilot. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 40 MWs. We have signed up one customer under this program, for approximately 0.2 MWs of generation capacity.

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

We continue to upgrade our electric and natural gas distribution systems to enhance reliability and system hardening. WEC Energy Group expects to spend $4.5 billion from 2025 to 2029 on reliability related to electric distribution projects at its regulated utilities, which includes us, with continued investment over the next decade.

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

WEC Energy Group continues to focus on integrating the resources of its businesses and finding the best and most efficient processes.

03/31/2025 Form 10-Q	25	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2025

Earnings

Our earnings for the first quarter of 2025 were $75.8 million, compared with $67.4 million for the same quarter in 2024. See below for information on the $8.4 million increase in earnings.

Expected 2025 Annual Effective Tax Rate

We expect our 2025 annual effective tax rate to be between 18.0% and 19.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

03/31/2025 Form 10-Q	26	Wisconsin Public Service Corporation

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

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the first quarter of 2025, with the same quarter in 2024, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operating revenues	$498.7	$427.2	$71.5

Operating expenses
Cost of sales (1)	190.2	154.9	(35.3)
Other operation and maintenance	119.3	104.6	(14.7)
Depreciation and amortization	65.8	59.1	(6.7)
Property and revenue taxes	11.4	12.0	0.6
Operating income	112.0	96.6	15.4

Other income, net	3.8	10.9	(7.1)
Interest expense	24.0	24.0	—
Income before income taxes	91.8	83.5	8.3

Income tax expense	16.4	16.6	0.2
Net income	$75.4	$66.9	$8.5

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$57.3	$47.9	$(9.4)
Transmission (1)	45.3	40.6	(4.7)
Regulatory amortizations and other pass through expenses (2)	16.8	16.8	—
Earnings sharing mechanism	(0.1)	(0.7)	(0.6)
Total other operation and maintenance	$119.3	$104.6	$(14.7)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2025 and 2024, $47.2 million and $42.9 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

03/31/2025 Form 10-Q	27	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer class
Residential	779.4	723.5	55.9
Small commercial and industrial	988.5	969.2	19.3
Large commercial and industrial	946.9	910.1	36.8
Other	6.1	6.4	(0.3)
Total retail	2,720.9	2,609.2	111.7
Wholesale	248.9	274.5	(25.6)
Resale	299.1	172.1	127.0
Total sales in MWh	3,268.9	3,055.8	213.1

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer class
Residential	126.1	104.1	22.0
Commercial and industrial	86.6	69.8	16.8
Total retail	212.7	173.9	38.8
Transportation	152.2	142.9	9.3
Total sales in therms	364.9	316.8	48.1

	Three Months Ended March 31
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (3,599 Normal)	3,526	3,038	16.1%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

03/31/2025 Form 10-Q	28	Wisconsin Public Service Corporation

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Electric revenues	$340.8	$301.2	$39.6
Natural gas revenues	157.9	126.0	31.9
Operating revenues	498.7	427.2	71.5

Operating expenses
Fuel and purchased power	(97.5)	(81.1)	(16.4)
Cost of natural gas sold	(92.7)	(73.8)	(18.9)
Other operation and maintenance (1)	(82.3)	(70.1)	(12.2)
Depreciation and amortization	(65.8)	(59.1)	(6.7)
Property and revenue taxes	(11.4)	(12.0)	0.6
Gross margin (GAAP)	149.0	131.1	17.9

Other operation and maintenance (1)	82.3	70.1	12.2
Depreciation and amortization	65.8	59.1	6.7
Property and revenue taxes	11.4	12.0	(0.6)
Utility margin (non-GAAP)	$308.5	$272.3	$36.2

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $17.9 million during the first quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $36.2 million during the first quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $30.4 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025. See Note 23, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate order.

•A $15.3 million increase in margins related to higher retail sales volumes, driven by the impact of colder winter weather during the first quarter of 2025, compared with the same quarter in 2024. As measured by heating degree days, the first quarter of 2025 was 16.1% colder than the same quarter in 2024.

These increases in margins were partially offset by a $9.2 million quarter-over-quarter negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $6.7 million increase in depreciation and amortization expense;

•A $5.9 million increase in electric and natural gas distribution expenses;

•A $4.7 million increase in transmission expense; and

•A $2.0 million increase in other operating and maintenance related to our power plants.

03/31/2025 Form 10-Q	29	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $20.8 million during the first quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $6.7 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $5.9 million increase in electric and natural gas distribution expenses, driven by storm restoration and higher costs to maintain the distribution system during the first quarter of 2025, compared with the same quarter in 2024.

•A $4.7 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $2.0 million increase in other operating and maintenance related to our power plants during the first quarter of 2025, compared with the same quarter in 2024.

Other Income, Net

Other income, net at the utility segment decreased $7.1 million during the first quarter of 2025, compared with the same quarter in 2024, driven by a $9.1 million negative impact from the non-service components of our net periodic pension and OPEB costs. See Note 13, Employee Benefits, for more information on our benefit costs. This decrease was partially offset by a $1.1 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment was flat during the first quarter of 2025, compared with the same quarter in 2024. This includes an increase due to our issuance of long-term debt in 2024 offset by a decrease due to both lower average short-term debt balances and interest rates.

Income Tax Expense

Income tax expense at the utility segment decreased $0.2 million during the first quarter of 2025, compared with the same quarter in 2024, driven by a $1.8 million increase in PTCs and a $1.3 million increase in the protected deferred tax benefits associated with the Tax Legislation. Offsetting these positive income tax impacts was an increase in pre-tax income.

Other Segment Contribution to Net Income

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Net income	$0.4	$0.5	$(0.1)

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

03/31/2025 Form 10-Q	30	Wisconsin Public Service Corporation

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$192.9	$152.3	$40.6
Investing activities	(119.8)	(87.5)	(32.3)
Financing activities	(73.4)	(62.0)	(11.4)

Operating Activities

Net cash provided by operating activities increased $40.6 million during first quarter of 2025, compared with the same quarter in 2024, driven by:

•A $17.8 million increase in cash related to lower payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable during first quarter of 2025, compared with the same quarter in 2024.

•A $14.5 million increase in cash driven by collateral received from counterparties during the first quarter of 2025, compared with collateral paid to counterparties during the same quarter in 2024, as well as realized gains on derivative instruments recognized during the first quarter of 2025, compared with realized losses recognized during the same quarter in 2024.

•An $11.9 million increase in cash from higher overall collections from customers during the first quarter of 2025, compared with the same quarter in 2024. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2025, a higher per-unit cost of natural gas, and higher sales volumes from colder winter weather during 2025, compared with 2024.

These increases in net cash provided by operating activities were partially offset by a $6.8 million decrease in cash related to the timing of proceeds from the sale of PTCs to third parties. During the first quarter of 2024, we received proceeds related to an installment sale for PTCs generated in 2023. We did not receive any proceeds from PTC sales during the first quarter of 2025. See Note 9, Income Taxes and Note 17, Supplemental Cash Flow Information, for more information.

Investing Activities

Net cash used in investing activities increased $32.3 million during the first quarter of 2025, compared with the same quarter in 2024, driven by a $37.5 million increase in cash paid for capital expenditures during the first quarter of 2025, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2025	2024	Change in 2025 Over 2024
Capital expenditures	$124.6	$87.1	$37.5

The increase in cash paid for capital expenditures during the first quarter of 2025, compared with the same quarter in 2024, was driven by higher payments for renewable energy projects.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

03/31/2025 Form 10-Q	31	Wisconsin Public Service Corporation

Financing Activities

Net cash used in financing activities increased $11.4 million during the first quarter of 2025, compared with the same quarter in 2024, driven by:

•A $41.1 million decrease in cash due to higher net repayments of commercial paper during the first quarter of 2025, compared with the same quarter in 2024.

•Equity contributions of $20.0 million received from our parent during the first quarter of 2024, to balance our capital structure. There were no equity contributions received from our parent during the first quarter of 2025.

These increases in net cash used in financing activities were partially offset by a $50.0 million increase in cash due to lower dividends paid to our parent during the first quarter of 2025, compared with the same quarter in 2024, to balance our capital structure.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 7, Short-Term Debt and Lines of Credit.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2024 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

Significant Capital Projects

We have several capital projects and acquisitions that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 16, Commitments and Contingencies.

(in millions)
2025	$801.8	(1)
2026	806.4
2027	1,063.5
Total	$2,671.7

(1)This includes actual capital expenditures incurred through March 31, 2025, as well as estimated capital expenditures for the remainder of the year.

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

03/31/2025 Form 10-Q	32	Wisconsin Public Service Corporation

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system located in Rock and Walworth counties, Wisconsin. In March 2025, the construction of the solar portion of Darien was completed. We own 37 MWs of solar generation and will own 12 MWs of battery storage of this project when construction is completed, currently expected to be in 2026. Our share of the cost of this project is estimated to be approximately $94 million.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire Koshkonong Solar Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $155 million, with construction of the solar portion and battery storage expected to be completed in 2026 and 2027, respectively.

•We plan to enhance fuel flexibility at Weston Unit 4.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct High Noon Solar Energy Center, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Columbia County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $147 million, with construction expected to be completed in 2027.

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

•In September 2024, we, along with WE and an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow Wind and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow Wind will be located in Iowa and Grant counties, Wisconsin and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, we will own 11 MWs of wind generation of Badger Hollow Wind and 7 MWs of wind generation of Whitetail. If approved, our share of the cost of Badger Hollow Wind is estimated to be $36 million and the cost of Whitetail is estimated to be approximately $22 million, with construction for both projects expected to be completed in 2027.

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

03/31/2025 Form 10-Q	33	Wisconsin Public Service Corporation

In connection with several investigations it conducted, the DOC set duties on solar panels and cells imported from four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and related USITC and DOC investigations, and CBP actions, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the three months ended March 31, 2025.

Common Stock Dividends

During the three months ended March 31, 2025, we paid common stock dividends of $30.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 16, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 7, Short-Term Debt and Lines of Credit, and Note 12, Guarantees.

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

The amount, type, and timing of any financings for the remainder of 2025, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation in our 2024 Annual Report on Form 10-K.

The issuance of our securities is subject to the approval of the PSCW. Additionally, with respect to the public offering of securities, we file registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities

03/31/2025 Form 10-Q	34	Wisconsin Public Service Corporation

authorized by the PSCW, as well as the securities registered under the 1933 Act, are closely monitored and appropriate filings are made to ensure flexibility in the capital markets.

At March 31, 2025, our current liabilities exceeded our current assets by $113.3 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 7, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts have investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2024 Annual Report on Form 10-K.

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At March 31, 2025, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2024 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2024 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Regulatory, Legislative, and Legal Matters

Uyghur Forced Labor Prevention Act

In June 2022, the CBP implemented the UFLPA, which establishes a rebuttable presumption that certain silica-based products wholly or partially manufactured in the Xinjiang Uyghur Autonomous Region of China, such as polysilicon included in the manufacturing of

03/31/2025 Form 10-Q	35	Wisconsin Public Service Corporation

solar panels, are prohibited from entering the United States. While our suppliers have been able to provide the CBP sufficient documentation to meet the UFLPA compliance requirements, and we expect the same will be true for subsequent projects, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

In January 2025, the Department of Homeland Security announced the addition of several more Chinese businesses to the UFLPA, including five solar supply chain providers. We are working to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company finding that Chinese manufacturers were shifting products to four Southeast Asian countries to avoid tariffs required on products imported from China. The DOC applied duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, starting on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

In April 2024, a coalition of several U.S. producers of solar panels filed a new petition with the DOC requesting tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties. In response to the petition, the DOC and USITC initiated new AD/CVD investigations of solar panels from the four Southeast Asian countries to determine whether there was a reasonable indication imports of such solar panels were causing injury to the U.S. solar industry. Based on the USITC’s preliminary affirmative determination, the DOC began AD/CVD investigations and, in the fall of 2024, announced preliminary affirmative determinations and set preliminary duties on imports from the four Southeast Asian countries. As a result of these preliminary duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

On April 21, 2025, the DOC announced its final affirmative determinations in its AD/CVD investigations, increasing the preliminary tariff rates, in some cases significantly. These increased rates will become effective if the USITC also issues a final affirmative determination. The USITC’s final determination is anticipated to be issued in June 2025. We are currently evaluating the potential impact, if any, of the increased rates.

Infrastructure Investment and Jobs Act and Inflation Reduction Act

In November 2021, the Infrastructure Investment and Jobs Act was signed into law and provides for approximately $1.2 trillion of federal spending over a five year period, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We believe that funding from this Act would support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act could also help to expand emerging technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future to the benefit of our customers, the communities we serve, and our company.

In August 2022, the IRA was signed into law and provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects.

Under the IRA transferability option, WEC Energy Group entered into an agreement in October 2024 to sell the majority of our 2025 PTCs to a third party, and in April 2025, WEC Energy Group entered into an agreement to sell the majority of our 2026 PTCs. See Note 9, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

03/31/2025 Form 10-Q	36	Wisconsin Public Service Corporation

Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

In January 2025, pursuant to an executive order issued by the new presidential administration, disbursement of funds under these two Acts was paused until agency heads can determine whether grants, loans, contracts, and other disbursements are consistent with the new administration's energy policy. Agency heads must consult with the Office of Management and Budget and the National Economic Council prior to any funding being disbursed. The new policy encourages use of domestic energy sources including oil, natural gas, coal, hydropower, biofuels, critical minerals, and nuclear, promotes consumer choice of goods and appliances, aims to boost American workers and businesses, eliminates the EV mandate, and limits regulations that apply to the energy industry. The pause could disrupt funding, temporarily or permanently, for infrastructure projects already in progress, may cause project delays and cancellations, may impact continuing payment obligations for downstream contractors and suppliers, and may cause legal and contractual claims. The executive order did not impact the IRA's provisions for tax credits and the transferability option.

Environmental Matters

See Note 16, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing regional conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2024 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The U.S. has recently implemented changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments are also adjusting their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the U.S. and foreign trade policies. Both the U.S. and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2024 Annual Report on Form 10-K.

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

03/31/2025 Form 10-Q	37	Wisconsin Public Service Corporation

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2024 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 10, Fair Value Measurements, Note 11, Derivative Instruments, and Note 12, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2025 Form 10-Q	38	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2024 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, in this report and Note 23, Regulatory Environment, in our 2024 Annual Report on Form 10-K for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 16, Commitments and Contingencies, in this report and Note 23, Regulatory Environment, in our 2024 Annual Report on Form 10-K, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2024 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

03/31/2025 Form 10-Q	39	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2025 Form 10-Q	40	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 7, 2025	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2025 Form 10-Q	41	Wisconsin Public Service Corporation