Form 10-Q
period 2025-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2025-08-01
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
June 30, 2025

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

06/30/2025 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence

06/30/2025 Form 10-Q	ii	Wisconsin Public Service Corporation

AMI	Advanced Metering Infrastructure
Badger Hollow Wind	Badger Hollow Wind Energy Generation Facility
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
Edgewater	Edgewater Generating Station
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
OBBBA	One Big Beautiful Bill Act
Paris	Paris Solar-Battery Park
PTC	Production Tax Credit
Pulliam	J. P. Pulliam Generating Station
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
Weston	Weston Generating Station
Whitetail	Whitetail Wind Energy Generation Facility
WPL	Wisconsin Power and Light Company

06/30/2025 Form 10-Q	iii	Wisconsin Public Service Corporation

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions, including continued economic growth, customer growth and declines, including our ability to develop and/or acquire new generation to meet demand from data centers and other large customers, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies including as a result of the current presidential administration, and the recovery of associated remediation and compliance costs;

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of changes to U.S. trade policy (including changes to tariffs on imports, port fees, and other trade policy tools) as well as changes to foreign governments' trade policies impacting U.S. exports, supply chain disruptions (including from rail congestion), inflation, and other factors;

06/30/2025 Form 10-Q	1	Wisconsin Public Service Corporation

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

•Factors affecting the implementation of WEC Energy Group's CO2 emission reduction goal and related opportunities and actions, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, and the ability to execute the WEC Energy Group capital plan;

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

06/30/2025 Form 10-Q	2	Wisconsin Public Service Corporation

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

06/30/2025 Form 10-Q	3	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2025	2024	2025	2024
Operating revenues	$410.5	$337.0	$909.2	$764.2

Operating expenses
Cost of sales	123.5	89.7	313.7	244.6
Other operation and maintenance	121.8	111.3	241.1	215.9
Depreciation and amortization	66.7	59.2	132.5	118.3
Property and revenue taxes	11.0	11.5	22.4	23.5
Total operating expenses	323.0	271.7	709.7	602.3

Operating income	87.5	65.3	199.5	161.9

Other income, net	4.2	12.5	8.5	24.0
Interest expense	24.2	23.9	48.2	47.9
Other expense	(20.0)	(11.4)	(39.7)	(23.9)

Income before income taxes	67.5	53.9	159.8	138.0
Income tax expense	12.3	10.2	28.8	26.9
Net income	$55.2	$43.7	$131.0	$111.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)
(in millions, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$0.3	$1.5
Accounts receivable and unbilled revenues, net of reserves of $7.4 and $8.6, respectively	235.4	225.1
Accounts receivable from related parties	16.3	29.6
Materials, supplies, and inventories	158.2	167.1
Prepaid taxes	50.7	57.4
Other prepayments	3.8	8.2
Other	19.1	13.8
Current assets	483.8	502.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,260.7 and $2,190.8, respectively	6,280.0	6,139.2
Regulatory assets	432.2	449.7
Goodwill	36.4	36.4
Pension and OPEB assets	340.7	328.9
Other	42.5	38.8
Long-term assets	7,131.8	6,993.0
Total assets	$7,615.6	$7,495.7

Liabilities and Equity
Current liabilities
Short-term debt	$83.5	$62.0
Current portion of long-term debt	300.0	300.0
Accounts payable	94.2	118.9
Accounts payable to related parties	77.7	77.5
Customer credit balances	31.1	33.7
Other	60.2	53.0
Current liabilities	646.7	645.1

Long-term liabilities
Long-term debt	1,958.5	1,958.0
Finance lease obligations	75.7	65.7
Deferred income taxes	1,014.8	996.9
Deferred ITCs	72.9	68.2
Regulatory liabilities	698.8	696.3
Environmental remediation liabilities	76.8	77.3
AROs	196.9	191.2
Other	91.5	85.2
Long-term liabilities	4,185.9	4,138.8

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,857.4	1,857.2
Retained earnings	830.0	759.0
Common shareholder's equity	2,783.0	2,711.8
Total liabilities and equity	$7,615.6	$7,495.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2025	2024
Operating activities
Net income	$131.0	$111.1
Reconciliation to cash provided by operating activities
Depreciation and amortization	132.5	118.3
Deferred income taxes and ITCs, net	17.9	40.1
Change in –
Accounts receivable and unbilled revenues, net	(9.0)	31.5
Materials, supplies, and inventories	8.9	11.6
Prepaid taxes	6.7	(11.0)
Other prepayments	4.4	0.9
Other current assets	0.4	5.6
Accounts payable	(19.5)	(40.1)
Amounts refundable to customers	9.1	(0.7)
Other current liabilities	(6.9)	(4.3)
Other, net	(3.9)	3.4
Net cash provided by operating activities	271.6	266.4

Investing activities
Capital expenditures	(253.6)	(195.9)
Reimbursement for ATC's transmission infrastructure upgrades	6.6	—
Proceeds from cash surrender value of life insurance	9.8	—
Other, net	3.4	2.9
Net cash used in investing activities	(233.8)	(193.0)

Financing activities
Change in short-term debt	21.5	(38.9)
Payment of dividends to parent	(60.0)	(110.0)
Equity contribution from parent	—	75.0
Other, net	(0.5)	(0.9)
Net cash used in financing activities	(39.0)	(74.8)

Net change in cash and cash equivalents	(1.2)	(1.4)
Cash and cash equivalents at beginning of period	1.5	1.4
Cash and cash equivalents at end of period	$0.3	$—

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2024	$95.6	$1,857.2	$759.0	$2,711.8
Net income	—	—	75.8	75.8
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2025	$95.6	$1,857.3	$804.8	$2,757.7
Net income	—	—	55.2	55.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2025	$95.6	$1,857.4	$830.0	$2,783.0

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2023	$95.6	$1,782.0	$676.1	$2,553.7
Net income	—	—	67.4	67.4
Equity contribution from parent	—	20.0	—	20.0
Payment of dividends to parent	—	—	(80.0)	(80.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2024	$95.6	$1,802.2	$663.5	$2,561.3
Net income	—	—	43.7	43.7
Equity contribution from parent	—	55.0	—	55.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at June 30, 2024	$95.6	$1,857.2	$677.2	$2,630.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	7	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2025

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 472,000 electric customers and 348,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of expected results for 2025 due to seasonal variations and other factors.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Wisconsin Public Service Corporation
Electric utility	$340.6	$286.8	$680.5	$587.1
Natural gas utility	69.0	51.3	226.6	177.0
Total revenues from contracts with customers	409.6	338.1	907.1	764.1
Other operating revenues	0.9	(1.1)	2.1	0.1
Total operating revenues	$410.5	$337.0	$909.2	$764.2

06/30/2025 Form 10-Q	8	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Residential	$120.7	$103.8	$252.7	$218.2
Small commercial and industrial	112.6	98.4	221.6	198.0
Large commercial and industrial	72.6	60.7	138.5	119.4
Other	2.3	2.1	4.4	4.3
Total retail revenues	308.2	265.0	617.2	539.9
Wholesale	14.8	14.0	28.4	28.6
Resale	13.5	4.6	26.9	12.6
Other utility revenues	4.1	3.2	8.0	6.0
Total electric utility operating revenues	$340.6	$286.8	$680.5	$587.1

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Residential	$37.1	$31.3	$139.2	$107.2
Commercial and industrial	19.9	15.2	81.6	57.4
Total retail revenues	57.0	46.5	220.8	164.6
Transportation	6.2	5.0	14.8	11.8
Other utility revenues (1)	5.8	(0.2)	(9.0)	0.6
Total natural gas utility operating revenues	$69.0	$51.3	$226.6	$177.0

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Late payment charges	$1.0	$0.8	$1.9	$1.9
Rental revenues	0.1	0.1	0.2	0.2
Alternative revenues (1)	(0.2)	(2.0)	—	(2.0)
Total other operating revenues	$0.9	$(1.1)	$2.1	$0.1

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

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2025 and December 31, 2024.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its

06/30/2025 Form 10-Q	9	Wisconsin Public Service Corporation

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2025	December 31, 2024
Accounts receivable and unbilled revenues	$242.8	$233.7
Allowance for credit losses	7.4	8.6
Accounts receivable and unbilled revenues, net (1)	$235.4	$225.1

Total accounts receivable, net – past due greater than 90 days (1)	$6.4	$7.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.6%	93.9%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2025, $113.3 million, or 48.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Three Months Ended June 30
(in millions)	2025	2024
Balance at April 1	$7.5	$9.6
Provision for credit losses	5.0	2.2
Provision for credit losses deferred for future recovery or refund	(2.5)	(0.8)
Write-offs charged against the allowance	(3.9)	(4.1)
Recoveries of amounts previously written off	1.3	1.4
Balance at June 30	$7.4	$8.3

	Six Months Ended June 30
(in millions)	2025	2024
Balance at January 1	$8.6	$10.9
Provision for credit losses	8.5	3.6
Provision for credit losses deferred for future recovery or refund	(5.3)	(0.8)
Write-offs charged against the allowance	(7.0)	(8.1)
Recoveries of amounts previously written off	2.6	2.7
Balance at June 30	$7.4	$8.3

06/30/2025 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2025 and December 31, 2024. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2024 Annual Report on Form 10-K.

(in millions)	June 30, 2025	December 31, 2024
Regulatory assets
Plant retirement related items	$134.2	$143.6
Environmental remediation costs	109.5	114.0
Income tax related items	57.3	55.1
AROs	35.6	27.5
Pension and OPEB costs	32.6	45.6
Bluewater Natural Gas Holding, LLC	11.5	13.4
Reactive power	10.0	13.4
Electric transmission costs	8.7	0.4
Finance and operating leases	8.6	7.5
Uncollectible expense	5.4	9.7
Other, net	18.8	19.5
Total regulatory assets	$432.2	$449.7

(in millions)	June 30, 2025	December 31, 2024
Regulatory liabilities
Income tax related items	$314.2	$322.0
Removal costs	210.7	206.6
Pension and OPEB benefits	86.0	88.6
Energy costs refundable through rate adjustments	61.6	49.2
Derivatives	13.4	8.0
Other, net	22.3	22.2
Total regulatory liabilities	$708.2	$696.6

Balance sheet presentation
Other current liabilities	$9.4	$0.3
Regulatory liabilities	698.8	696.3
Total regulatory liabilities	$708.2	$696.6

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by the end of 2029, and we and the other co-owners are exploring the conversion of at least one unit to natural gas. The total net book value of our ownership share of Columbia Units 1 and 2 was $243.4 million at June 30, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

06/30/2025 Form 10-Q	11	Wisconsin Public Service Corporation

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2025	December 31, 2024
Commercial paper
Amount outstanding	$83.5	$62.0
Weighted-average interest rate on amounts outstanding	4.52%	4.52%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2025 was $43.6 million with a weighted-average interest rate during the period of 4.53%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2025
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		83.5
Available capacity under existing credit facility		$315.2

NOTE 8—LEASES

In June 2025, we, along with WE, partnered with an unaffiliated utility to acquire and construct High Noon, a utility-scale solar-powered electric generating facility located in Columbia County, Wisconsin. Commercial operation of the project is targeted for 2027. Related to our investment in High Noon, we, WE, and our unaffiliated utility partner, entered into several land leases that commenced in the second quarter of 2025. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, these land leases are being amortized over the extended term of the leases. Once High Noon achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. We expect to recover the lease payments through rates.

Our total obligation under the land-related finance leases for High Noon was $11.1 million at June 30, 2025, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to High Noon was also $11.1 million as of June 30, 2025, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for the High Noon finance leases was 6.45%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

06/30/2025 Form 10-Q	12	Wisconsin Public Service Corporation

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for High Noon as of June 30, 2025, were as follows:

(in millions)
Six Months Ended December 31, 2025	$0.5
2026	0.2
2027	0.3
2028	0.6
2029	0.6
2030	0.6
Thereafter	48.5
Total minimum lease payments	51.3
Less: Interest	(40.2)
Present value of minimum lease payments	11.1
Less: Short-term lease liabilities	—
Long-term lease liabilities	$11.1

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2025	December 31, 2024
Materials and supplies	$100.4	$100.8
Fossil fuel	38.7	39.9
Natural gas in storage	19.1	26.4
Total	$158.2	$167.1

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$14.2	21.0%	$11.3	21.0%
State income taxes net of federal tax benefit	4.2	6.3%	3.4	6.2%
PTCs, net	(4.1)	(6.1)%	(3.1)	(5.8)%
Federal excess deferred tax amortization	(2.2)	(3.2)%	(1.1)	(2.0)%
ITCs	(0.7)	(1.1)%	(0.7)	(1.3)%
Other, net	0.9	1.3%	0.4	0.8%
Total income tax expense	$12.3	18.2%	$10.2	18.9%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$33.6	21.0%	$29.0	21.0%
State income taxes net of federal tax benefit	9.9	6.2%	8.6	6.2%
PTCs, net	(9.9)	(6.2)%	(7.1)	(5.2)%
Federal excess deferred tax amortization	(5.0)	(3.1)%	(2.6)	(1.9)%
ITCs	(1.7)	(1.1)%	(1.7)	(1.2)%
Other, net	1.9	1.2%	0.7	0.6%
Total income tax expense	$28.8	18.0%	$26.9	19.5%

06/30/2025 Form 10-Q	13	Wisconsin Public Service Corporation

The effective tax rates for the three and six months ended June 30, 2025 and 2024, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were substantially offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization lines above).

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements in October 2024 and April 2025 to sell the majority of the PTCs we generate in 2025 and 2026, respectively, to third parties. In May 2025, WEC Energy Group entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

06/30/2025 Form 10-Q	14	Wisconsin Public Service Corporation

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.3	$4.9	$—	$7.2
FTRs	—	—	6.3	6.3
Total derivative assets	$2.3	$4.9	$6.3	$13.5

Derivative liabilities
Natural gas contracts	$1.2	$1.1	$—	$2.3

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.3	$2.8	$—	$6.1
FTRs	—	—	2.0	2.0
Total derivative assets	$3.3	$2.8	$2.0	$8.1

Derivative liabilities
Natural gas contracts	$0.6	$0.3	$—	$0.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Balance at the beginning of the period	$0.4	$0.6	$2.0	$2.0
Purchases	7.2	8.2	7.2	8.2
Settlements	(1.3)	(2.0)	(2.9)	(3.4)
Balance at the end of the period	$6.3	$6.8	$6.3	$6.8

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,258.5	$1,906.1	$2,258.0	$1,882.1

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

06/30/2025 Form 10-Q	15	Wisconsin Public Service Corporation

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

	June 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$7.1	$2.3	$5.8	$0.9
FTRs	6.3	—	2.0	—
Total current	13.4	2.3	7.8	0.9

Long-term
Natural gas contracts	0.1	—	0.3	—

Total	$13.5	$2.3	$8.1	$0.9

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	6.5 Dth	$0.1	9.7 Dth	$(4.6)
FTRs	1.9 MWh	1.6	2.1 MWh	0.4
Total		$1.7		$(4.2)

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	18.8 Dth	$0.8	24.1 Dth	$(12.9)
FTRs	4.2 MWh	2.2	4.2 MWh	0.3
Total		$3.0		$(12.6)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2025 and December 31, 2024, we had posted cash collateral of $5.5 million and $5.7 million, respectively. These amounts were recorded on our balance sheets in other current assets. At June 30, 2025 and December 31, 2024, we had also received cash collateral of $0.1 million and $1.1 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2025			December 31, 2024
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$13.5		$2.3	$8.1		$0.9
Gross amount not offset on the balance sheet	(1.4)	(1)	(1.3)	(1.6)	(2)	(0.5)
Net amount	$12.1		$1.0	$6.5		$0.4

(1)    Includes cash collateral received of $0.1 million.

(2)    Includes cash collateral received of $1.1 million.

06/30/2025 Form 10-Q	16	Wisconsin Public Service Corporation

NOTE 13—GUARANTEES

As of June 30, 2025, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Service cost	$0.9	$1.2	$2.1	$2.5
Interest cost	7.7	7.3	15.3	14.7
Expected return on plan assets	(12.4)	(12.8)	(24.8)	(25.5)
Amortization of net actuarial loss	0.9	4.3	5.2	8.6
Net periodic benefit cost (credit)	$(2.9)	$—	$(2.2)	$0.3

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Service cost	$0.8	$0.7	$1.5	$1.5
Interest cost	1.9	1.7	3.7	3.3
Expected return on plan assets	(4.5)	(4.4)	(9.0)	(8.7)
Amortization of prior service credit	(1.1)	(2.6)	(3.6)	(5.1)
Amortization of net actuarial loss	0.2	0.7	0.8	1.2
Net periodic benefit credit	$(2.7)	$(3.9)	$(6.6)	$(7.8)

During the six months ended June 30, 2025, we made contributions and payments of $0.3 million related to our pension plans and $0.4 million related to our OPEB plans. We expect to make contributions and payments of $0.2 million related to our pension plans and $0.5 million related to our OPEB plans during the remainder of 2025, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As of June 30, 2025 and December 31, 2024, our balance sheets included regulatory assets of $8.1 million and $12.9 million, respectively, for pension costs and $10.5 million and $14.6 million, respectively, for OPEB costs. In accordance with our December 2024 PSCW rate order, we began amortizing these regulatory assets in 2025. We continue to utilize escrow accounting for our current pension and OPEB costs. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets.

NOTE 15—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2025. We had no accumulated impairment losses related to our goodwill as of June 30, 2025.

Other Indefinite-Lived Intangible Assets

At both June 30, 2025 and December 31, 2024, we had $5.3 million of other indefinite-lived intangible assets, consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us

06/30/2025 Form 10-Q	17	Wisconsin Public Service Corporation

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

At June 30, 2025, we reported two segments, which are described below. All of our operations are located within the United States.

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

The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2025 and 2024.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2025
External revenues	$410.5	$—	$410.5
Fuel and purchased power	90.8	—	90.8
Cost of natural gas sold	32.7	—	32.7
Other operation and maintenance	121.8	—	121.8
Depreciation and amortization	66.7	—	66.7
Property and revenue taxes	11.0	—	11.0
Other income, net (1)	3.7	0.5	4.2
Interest expense	24.2	—	24.2
Income tax expense	12.2	0.1	12.3
Net income	$54.8	$0.4	$55.2

Other Segment Disclosures
Three Months Ended June 30, 2025
Capital expenditures	$129.0	$—	$129.0
Balance at June 30, 2025
Equity method investments	0.9	15.9	16.8
Total assets	7,599.7	15.9	7,615.6

(1)Includes equity earnings from equity method investments of $0.5 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

06/30/2025 Form 10-Q	18	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2024
External revenues	$337.0	$—	$337.0
Fuel and purchased power	68.8	—	68.8
Cost of natural gas sold	20.9	—	20.9
Other operation and maintenance	111.3	—	111.3
Depreciation and amortization	59.2	—	59.2
Property and revenue taxes	11.5	—	11.5
Other income, net (1)	11.9	0.6	12.5
Interest expense	23.9	—	23.9
Income tax expense	10.0	0.2	10.2
Net income	$43.3	$0.4	$43.7

Other Segment Disclosures
Three Months Ended June 30, 2024
Capital expenditures	$108.8	$—	$108.8
Balance at June 30, 2024
Equity method investments	0.9	14.1	15.0
Total assets	7,221.9	14.1	7,236.0

(1)Includes equity earnings from equity method investments of $0.6 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2025
External revenues	$909.2	$—	$909.2
Fuel and purchased power	188.3	—	188.3
Cost of natural gas sold	125.4	—	125.4
Other operation and maintenance	241.1	—	241.1
Depreciation and amortization	132.5	—	132.5
Property and revenue taxes	22.4	—	22.4
Other income, net (1)	7.5	1.0	8.5
Interest expense	48.2	—	48.2
Income tax expense	28.6	0.2	28.8
Net income	$130.2	$0.8	$131.0

Other Segment Disclosures
Capital expenditures	$253.6	$—	$253.6

(1)Includes equity earnings from equity method investments of $1.0 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

06/30/2025 Form 10-Q	19	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2024
External revenues	$764.2	$—	$764.2
Fuel and purchased power	149.9	—	149.9
Cost of natural gas sold	94.7	—	94.7
Other operation and maintenance	215.9	—	215.9
Depreciation and amortization	118.3	—	118.3
Property and revenue taxes	23.5	—	23.5
Other income, net (1)	22.8	1.2	24.0
Interest expense	47.9	—	47.9
Income tax expense	26.6	0.3	26.9
Net income	$110.2	$0.9	$111.1

Other Segment Disclosures
Capital expenditures	$195.9	$—	$195.9

(1)Includes equity earnings from equity method investments of $1.2 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2025, were approximately $1.0 billion.

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

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort. The EPA announced that, in total, it expects to take 31 deregulatory actions that will likely take multiple years to complete. Of these 31 deregulatory actions, the actions that would apply to us include those impacting the Good Neighbor Rule, MATS, the PM Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and any such actions are likely to be subject to legal challenges. We continue to monitor and evaluate potential risks and benefits to us, depending on the actions ultimately taken.

In July 2025, the EPA proposed to rescind a 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" is the legal underpinning of a host of climate regulations under the CAA. The proposal is subject to a review process and public comment and will likely be litigated. We are monitoring the status of the proposal and assessing the potential impact on our business and operations.

06/30/2025 Form 10-Q	20	Wisconsin Public Service Corporation

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

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. After a series of procedural motions and orders, in March 2025, the D.C. Circuit Court of Appeals issued an order removing the case from its active docket and holding the case in abeyance, pending quarterly updates from the parties beginning in July 2025. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

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

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register (the "2024 Final Action") lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We believe we are well positioned to comply with the rule's requirements.

In June 2025, the EPA announced a proposed rule to repeal the 2024 Final Action on the basis that it imposed large compliance costs and raised technical feasibility concerns. Currently, the EPA is taking comments on the proposed rule.

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

Particulate Matter

All counties within our service territory are in attainment with current 2012 standards for fine PM2.5. Under the former presidential administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-

06/30/2025 Form 10-Q	21	Wisconsin Public Service Corporation

based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Climate Change

Pursuant to the final GHG Power Plant Rule, there are no applicable standards for coal plants until the end of 2031 and after 2031, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the GHG Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing combustion turbines. The proposed rule for turbines that operate at a greater than 20% capacity factor will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. We currently believe our existing combined-cycle natural gas facilities would be positioned to comply with the proposed rule if finalized in its current form. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In June 2025, the EPA announced a proposed rule that contains co-proposals for addressing the GHG Power Plant Rule. The lead proposal would exclude the power sector from the GHG regulation on the grounds that it does not "significantly" contribute to dangerous air pollution. A secondary proposal would eliminate the carbon capture and sequestration/storage and other requirements from the GHG Power Plant Rule. By issuing co-proposals, the EPA is providing public notice of two very different potential regulatory paths. Based on the comments received, the EPA may choose to finalize either approach.

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

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of the jointly-owned Columbia Units 1 and 2 while investigating conversion of at least one unit to natural gas, and Weston Unit 3. See Note 5, Property, Plant, and Equipment, for more information related to planned power plant retirements. In the third quarter of 2025, WEC Energy Group made a decision to reconsider its near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve customers with safe, reliable, and affordable energy. However, WEC Energy Group's long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we plan to begin testing co-firing with natural gas at Weston Unit 4 in 2025. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

06/30/2025 Form 10-Q	22	Wisconsin Public Service Corporation

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system, and using RNG throughout its natural gas utility systems. In light of WEC Energy Group's progress, significant uncertainty surrounding the market for renewable thermal credits, and WEC Energy Group's desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, WEC Energy Group made a decision to reassess its previous, standalone goal related to methane emissions from natural gas distribution.

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

The final Supplemental ELG Rule allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, as allowed by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies and reliability must run agreements) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

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

Numerous parties have challenged the 2024 Supplemental ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the U.S. Court of Appeals for the Eighth Circuit. The outcome of this case may affect our compliance plans. This case has been held in abeyance since February 2025. The Supplemental ELG Rule remains in effect during the pendency of the legal challenge.

06/30/2025 Form 10-Q	23	Wisconsin Public Service Corporation

In June 2025, the EPA announced its intent to update the 2024 Supplemental ELG Rule. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2025	December 31, 2024
Regulatory assets	$109.5	$114.0
Reserves for future environmental remediation	76.8	77.3

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024, will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In June 2025, the D.C. Circuit Court of Appeals granted the EPA's request to extend its ongoing abeyance for an additional 60 days. We expect the cost of the additional remediation would be recovered through future rates. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

06/30/2025 Form 10-Q	24	Wisconsin Public Service Corporation

Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater Unit 4 generating unit was retired in September 2018. WPL started the process to close out this Consent Decree.

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2025	2024
Cash paid for interest, net of amount capitalized	$47.0	$47.0
Cash paid for income taxes, net (1)	9.8	2.1
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	45.8	30.0
Liabilities accrued for software licensing agreements	4.3	—

(1)    Cash paid for income taxes in 2025 and 2024 was net of $9.7 million related to 2024 and 2025 PTCs and $14.5 million related to 2023 and 2024 PTCs, respectively, that were sold to third parties.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2025 Form 10-Q	25	Wisconsin Public Service Corporation

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

In the third quarter of 2025, WEC Energy Group made a decision to reconsider its near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve customers with safe, reliable, and affordable energy. However, WEC Energy Group's long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we plan to begin testing co-firing with natural gas at Weston Unit 4 in 2025. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

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

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments made by either us or WE based on specific customer needs:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and
•565 MWs of battery storage.

06/30/2025 Form 10-Q	26	Wisconsin Public Service Corporation

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In July 2023, the PSCW approved the Renewable Pathway Pilot. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 40 MWs. We have signed up two customers under this program, for approximately 0.2 MWs of generation capacity.

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

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system, and using RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. In light of WEC Energy Group's progress, significant uncertainty surrounding the market for renewable thermal credits, and WEC Energy Group's desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, WEC Energy Group made a decision to reassess its previous, standalone goal related to methane emissions from natural gas distribution.

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

WEC Energy Group continues to focus on integrating the resources of all its businesses and improving its business processes to find the best and most efficient processes possible. WEC Energy Group expects these efforts to continue to drive operational efficiency and to put it in a position to effectively support plans for future growth.

06/30/2025 Form 10-Q	27	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2025

Earnings

Our earnings for the second quarter of 2025 were $55.2 million, compared with $43.7 million for the same quarter in 2024. See below for information on the $11.5 million increase in earnings.

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

06/30/2025 Form 10-Q	28	Wisconsin Public Service Corporation

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

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the second quarter of 2025, with the same quarter in 2024, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$410.5	$337.0	$73.5

Operating expenses
Cost of sales (1)	123.5	89.7	(33.8)
Other operation and maintenance	121.8	111.3	(10.5)
Depreciation and amortization	66.7	59.2	(7.5)
Property and revenue taxes	11.0	11.5	0.5
Operating income	87.5	65.3	22.2

Other income, net	3.7	11.9	(8.2)
Interest expense	24.2	23.9	(0.3)
Income before income taxes	67.0	53.3	13.7

Income tax expense	12.2	10.0	(2.2)
Net income	$54.8	$43.3	$11.5

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$57.9	$53.8	$(4.1)
Transmission (1)	46.1	40.6	(5.5)
Regulatory amortizations and other pass through expenses (2)	17.8	17.5	(0.3)
Earnings sharing mechanism	—	(0.6)	(0.6)
Total other operation and maintenance	$121.8	$111.3	$(10.5)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2025 and 2024, $49.2 million and $43.5 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2025 Form 10-Q	29	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer class
Residential	680.6	657.3	23.3
Small commercial and industrial	986.1	978.5	7.6
Large commercial and industrial	981.7	957.0	24.7
Other	4.2	4.3	(0.1)
Total retail	2,652.6	2,597.1	55.5
Wholesale	264.7	271.3	(6.6)
Resale	191.5	128.1	63.4
Total sales in MWh	3,108.8	2,996.5	112.3

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer class
Residential	37.4	30.5	6.9
Commercial and industrial	32.5	25.2	7.3
Total retail	69.9	55.7	14.2
Transportation	109.7	106.3	3.4
Total sales in therms	179.6	162.0	17.6

	Three Months Ended June 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (919 Normal)	888	760	16.8%
Cooling (157 Normal)	160	142	12.7%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

06/30/2025 Form 10-Q	30	Wisconsin Public Service Corporation

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Electric revenues	$341.2	$285.4	$55.8
Natural gas revenues	69.3	51.6	17.7
Operating revenues	410.5	337.0	73.5

Operating expenses
Fuel and purchased power	(90.8)	(68.8)	(22.0)
Cost of natural gas sold	(32.7)	(20.9)	(11.8)
Other operation and maintenance (1)	(88.6)	(79.0)	(9.6)
Depreciation and amortization	(66.7)	(59.2)	(7.5)
Property and revenue taxes	(11.0)	(11.5)	0.5
Gross margin (GAAP)	120.7	97.6	23.1

Other operation and maintenance (1)	88.6	79.0	9.6
Depreciation and amortization	66.7	59.2	7.5
Property and revenue taxes	11.0	11.5	(0.5)
Utility margin (non-GAAP)	$287.0	$247.3	$39.7

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $23.1 million during the second quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $39.7 million during the second quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $25.9 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025. See Note 23, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate order.

•A $6.4 million increase in margins related to higher retail sales volumes, including the impact of favorable weather during the second quarter of 2025, compared with the same quarter in 2024. As measured by heating degree days, the second quarter of 2025 was 16.8% colder than the same quarter in 2024. As measured by cooling degree days, the second quarter of 2025 was 12.7% warmer than the same quarter in 2024.

•A $4.4 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $7.5 million increase in depreciation and amortization expense;

•A $5.5 million increase in transmission expense;

•A $2.4 million increase in other operating and maintenance related to our power plants; and

•A $1.1 million increase in electric and natural gas distribution expenses.

06/30/2025 Form 10-Q	31	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $17.5 million during the second quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $7.5 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $5.5 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $2.4 million increase in other operating and maintenance related to our power plants, driven by outages at our Weston coal-fired generation facility and inspections at the Fox Energy Center natural gas-fired generation facility.

•A $1.1 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution system during the second quarter of 2025, compared with the same quarter in 2024.

Other Income, Net

Other income, net at the utility segment decreased $8.2 million during the second quarter of 2025, compared with the same quarter in 2024, driven by an $8.0 million negative impact from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the utility segment increased $0.3 million during the second quarter of 2025, compared with the same quarter in 2024, driven by the impact of our issuance of long-term debt in 2024. The increase was partially offset by a decrease due to both lower average short-term debt balances and interest rates.

Income Tax Expense

Income tax expense at the utility segment increased $2.2 million during the second quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income. Partially offsetting this increase was an increase in the protected deferred tax benefits associated with the Tax Legislation and an increase in PTCs.

Other Segment Contribution to Net Income

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Net income	$0.4	$0.4	$—

SIX MONTHS ENDED JUNE 30, 2025

Earnings

Our earnings for the six months ended June 30, 2025 were $131.0 million, compared to $111.1 million for the same period in 2024. See below for information on the $19.9 million increase in earnings.

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

06/30/2025 Form 10-Q	32	Wisconsin Public Service Corporation

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

Utility Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$909.2	$764.2	$145.0

Operating expenses
Cost of sales (1)	313.7	244.6	(69.1)
Other operation and maintenance	241.1	215.9	(25.2)
Depreciation and amortization	132.5	118.3	(14.2)
Property and revenue taxes	22.4	23.5	1.1
Operating income	199.5	161.9	37.6

Other income, net	7.5	22.8	(15.3)
Interest expense	48.2	47.9	(0.3)
Income before income taxes	158.8	136.8	22.0

Income tax expense	28.6	26.6	(2.0)
Net income	$130.2	$110.2	$20.0

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$115.2	$101.7	$(13.5)
Transmission (1)	91.4	81.2	(10.2)
Regulatory amortizations and other pass through expenses (2)	34.6	34.3	(0.3)
Earnings sharing mechanism	(0.1)	(1.3)	(1.2)
Total other operation and maintenance	$241.1	$215.9	$(25.2)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2025 and 2024, $96.4 million and $86.4 million, respectively, of costs were billed to us by transmission providers.

06/30/2025 Form 10-Q	33	Wisconsin Public Service Corporation

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer class
Residential	1,460.0	1,380.8	79.2
Small commercial and industrial	1,974.6	1,947.7	26.9
Large commercial and industrial	1,928.6	1,867.1	61.5
Other	10.3	10.7	(0.4)
Total retail	5,373.5	5,206.3	167.2
Wholesale	513.6	545.8	(32.2)
Resale	490.6	300.2	190.4
Total sales in MWh	6,377.7	6,052.3	325.4

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	163.5	134.6	28.9
Commercial and industrial	119.1	95.0	24.1
Total retail	282.6	229.6	53.0
Transportation	261.9	249.2	12.7
Total sales in therms	544.5	478.8	65.7

	Six Months Ended June 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (4,518 Normal)	4,414	3,798	16.2%
Cooling (157 Normal)	160	142	12.7%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

06/30/2025 Form 10-Q	34	Wisconsin Public Service Corporation

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Electric revenues	$682.0	$586.6	$95.4
Natural gas revenues	227.2	177.6	49.6
Operating revenues	909.2	764.2	145.0

Operating expenses
Fuel and purchased power	(188.3)	(149.9)	(38.4)
Cost of natural gas sold	(125.4)	(94.7)	(30.7)
Other operation and maintenance (1)	(170.9)	(149.1)	(21.8)
Depreciation and amortization	(132.5)	(118.3)	(14.2)
Property and revenue taxes	(22.4)	(23.5)	1.1
Gross margin (GAAP)	269.7	228.7	41.0

Other operation and maintenance (1)	170.9	149.1	21.8
Depreciation and amortization	132.5	118.3	14.2
Property and revenue taxes	22.4	23.5	(1.1)
Utility margin (non-GAAP)	$595.5	$519.6	$75.9

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $41.0 million during the six months ended June 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $75.9 million during the six months ended June 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $56.4 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025.

•A $21.8 million increase in margins related to higher retail sales volumes, driven by the impact of favorable weather during the six months ended June 30, 2025, compared with the same period in 2024. As measured by heating degree days, the six months ended June 30, 2025 were 16.2% colder than the same period in 2024. As measured by cooling degree days, the six months ended June 30, 2025 were 12.7% warmer than the same period in 2024.

These increases in margins were partially offset by a $4.8 million period-over-period negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $14.2 million increase in depreciation and amortization expense;

•A $10.2 million increase in transmission expense;

•A $7.0 million increase in electric and natural gas distribution expenses; and

•A $4.4 million increase in other operating and maintenance related to our power plants.

06/30/2025 Form 10-Q	35	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $38.3 million during the six months ended June 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in other operating expenses were:

•A $14.2 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $10.2 million increase in transmission expense as approved by the PSCW in our Wisconsin rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $7.0 million increase in electric and natural gas distribution expenses, driven higher costs to maintain the distribution system during the six months ended June 30, 2025, compared with the same period in 2024.

•A $4.4 million increase in other operating and maintenance related to our power plants, driven by outages at the Weston coal-fired generation facility and inspections at the Fox Energy Center natural gas-fired generation facility.

Other Income, Net

Other income, net at the utility segment decreased $15.3 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by a $17.1 million negative impact from the non-service components of our net periodic pension and OPEB costs. This decrease was partially offset by a $1.3 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $0.3 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by the impact of our issuance of long-term debt in 2024. The increase was partially offset by a decrease due to both lower average short-term debt balances and interest rates.

Income Tax Expense

Income tax expense at the utility segment increased $2.0 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by higher pre-tax income. Partially offsetting this increase was an increase in PTCs and an increase in the protected deferred tax benefits associated with the Tax Legislation.

Other Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Net income	$0.8	$0.9	$(0.1)

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

06/30/2025 Form 10-Q	36	Wisconsin Public Service Corporation

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$271.6	$266.4	$5.2
Investing activities	(233.8)	(193.0)	(40.8)
Financing activities	(39.0)	(74.8)	35.8

Operating Activities

Net cash provided by operating activities increased $5.2 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by:

•A $10.9 million increase in cash related to lower payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable during the six months ended June 30, 2025, compared with the same period in 2024.

•A $4.2 million increase in cash driven by a decrease in collateral paid to counterparties during the six months ended June 30, 2025, compared with the same period in 2024, as well as realized gains on derivative instruments recognized during the six months ended June 30, 2025, compared with realized losses recognized during the same period in 2024.

•A $2.9 million increase in cash related to lower payments for taxes other than income taxes during the six months ended June 30, 2025, compared with the same period in 2024.

These increases in net cash provided by operating activities were partially offset by:

•A $7.7 million increase in cash paid for income taxes driven by the timing of proceeds received from the sale of PTCs to third parties during the six months ended June 30, 2025, compared with the same period in 2024. See Note 10, Income Taxes and Note 18, Supplemental Cash Flow Information, for more information.

•A $7.0 million decrease in cash from higher payments for fuel and purchased power at our generation plants, as well as higher natural gas costs related to the natural gas sold to our customers during the six months ended June 30, 2025, compared with the same period in 2024, primarily driven by an increase in the price of natural gas.

Investing Activities

Net cash used in investing activities increased $40.8 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by a $57.7 million increase in cash paid for capital expenditures during the six months ended June 30, 2025, which is discussed in more detail below.

This increase in net cash used in investing activities was partially offset by:

•Proceeds of $9.8 million from the cash surrender of life insurance during the six months ended June 30, 2025. There were no proceeds from the cash surrender of life insurance received during the same period in 2024.

•Proceeds of $6.6 million received for the reimbursement of transmission infrastructure upgrades during the six months ended June 30, 2025. There were no proceeds received for reimbursement during the same period in 2024.

06/30/2025 Form 10-Q	37	Wisconsin Public Service Corporation

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2025	2024	Change in 2025 Over 2024
Capital expenditures	$253.6	$195.9	$57.7

The increase in cash paid for capital expenditures during the six months ended June 30, 2025, compared with the same period in 2024, was driven by higher payments for renewable energy projects.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $35.8 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by:

•A $60.4 million increase in cash due to $21.5 million of net borrowings of commercial paper during the six months ended June 30, 2025, compared with $38.9 million of net repayments of commercial paper during the same period in 2024.

•A $50.0 million increase in cash due to lower dividends paid to our parent during the six months ended June 30, 2025, compared with the same period in 2024, to balance our capital structure.

These decreases in net cash used in financing activities were partially offset by equity contributions of $75.0 million received from our parent during the six months ended June 30, 2024, to balance our capital structure. There were no equity contributions received from our parent during the same period in 2025.

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

06/30/2025 Form 10-Q	38	Wisconsin Public Service Corporation

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

(1)This includes actual capital expenditures incurred through June 30, 2025, as well as estimated capital expenditures for the remainder of the year.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of projects that are proposed, currently underway, or recently completed.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system located in Kenosha County, Wisconsin. In December 2024, the construction of the solar portion of Paris was completed, and in June 2025, the construction of the battery portion of Paris was completed. We own 30 MWs of solar generation and 17 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $90 million.

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

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Columbia County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $147 million, with construction expected to be completed in 2027.

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

06/30/2025 Form 10-Q	39	Wisconsin Public Service Corporation

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

In connection with several investigations it conducted, the DOC set duties on solar panels and cells imported from four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and CBP actions, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the six months ended June 30, 2025.

Common Stock Dividends

During the six months ended June 30, 2025, we paid common stock dividends of $60.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 17, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2025.

06/30/2025 Form 10-Q	40	Wisconsin Public Service Corporation

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 7, Short-Term Debt and Lines of Credit, and Note 13, Guarantees.

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

At June 30, 2025, our current liabilities exceeded our current assets by $162.9 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2025, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2024 Annual Report on Form 10-K, for more information regarding our debt covenants.

06/30/2025 Form 10-Q	41	Wisconsin Public Service Corporation

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

Regulatory, Legislative, and Legal Matters

Uyghur Forced Labor Prevention Act

In June 2022, the CBP implemented the UFLPA, which establishes a rebuttable presumption that certain silica-based products wholly or partially manufactured in the Xinjiang Uyghur Autonomous Region of China, such as polysilicon included in the manufacturing of solar panels, are prohibited from entering the United States. While our suppliers have been able to provide the CBP sufficient documentation to meet the UFLPA compliance requirements, and we expect the same will be true for subsequent projects, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

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

In April 2024, a coalition of several U.S. producers of solar panels filed a new petition with the DOC requesting tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties. In response to the petition, the DOC and USITC initiated new AD/CVD investigations of solar panels from the four Southeast Asian countries to determine whether there was a reasonable indication imports of such solar panels were causing injury to the U.S. solar industry. Based on the USITC’s preliminary affirmative determination, the DOC began AD/CVD investigations and, in the fall of 2024, announced preliminary affirmative determinations and set preliminary duties on imports from the four Southeast Asian countries. In April 2025, the DOC announced its final affirmative determinations in its AD/CVD investigations, increasing the

06/30/2025 Form 10-Q	42	Wisconsin Public Service Corporation

preliminary tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

On July 17, 2025, a coalition of trade groups filed new AD/CVD petitions with the USITC and the DOC, asking for investigations into alleged illegal trade practices by largely Chinese-owned manufacturers operating in Laos and Indonesia, as well as companies headquartered in India. Affirmative findings could cause further strain on the solar panel industry. We are monitoring the status of these petitions.

Renewable Energy Legislation

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

Under the IRA transferability option, WEC Energy Group entered into agreements in October 2024 and April 2025 to sell the majority of the PTCs we generated in 2025 and 2026, respectively, to third parties. In May 2025, WEC Energy Group entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. See Note 10, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

In January 2025, pursuant to an executive order issued by the current presidential administration, disbursement of funds under these two Acts was paused until agency heads can determine whether grants, loans, contracts, and other disbursements are consistent with the current administration's energy policy. Agency heads must consult with the Office of Management and Budget and the National Economic Council prior to any funding being disbursed. The new policy encourages use of domestic energy sources including oil, natural gas, coal, hydropower, biofuels, critical minerals, and nuclear, promotes consumer choice of goods and appliances, aims to boost American workers and businesses, eliminates the EV mandate, and limits regulations that apply to the energy industry. The pause could disrupt funding, temporarily or permanently, for infrastructure projects already in progress, may cause project delays and cancellations, may impact continuing payment obligations for downstream contractors and suppliers, and may cause legal and contractual claims. The executive order did not impact the IRA's provisions for tax credits and the transferability option.

One Big Beautiful Bill Act

On July 4, 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements. The phase out of PTCs and ITCs does not apply to

06/30/2025 Form 10-Q	43	Wisconsin Public Service Corporation

energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. On July 7, 2025, an executive order was issued by the presidential administration directing the Secretary of the Treasury to strictly enforce the termination of PTCs and ITCs for wind and solar facilities and to issue updated guidance within 45 days to clarify and tighten the beginning of construction rules for energy projects, as directed in the OBBBA. We continue to assess the potential impacts of the OBBBA and the related executive order.

Environmental Matters

See Note 17, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact that the ongoing regional conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will ultimately have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2024 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The U.S. continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments are also adjusting their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the U.S. and foreign trade policies. Both the U.S. and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

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

06/30/2025 Form 10-Q	44	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2025 Form 10-Q	45	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2024 Annual Report on Form 10-K. See Note 17, Commitments and Contingencies, in this report and Note 23, Regulatory Environment, in our 2024 Annual Report on Form 10-K for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 17, Commitments and Contingencies, in this report and Note 23, Regulatory Environment, in our 2024 Annual Report on Form 10-K, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2024 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2025 Form 10-Q	46	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2025 Form 10-Q	47	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 1, 2025	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2025 Form 10-Q	48	Wisconsin Public Service Corporation