Form 10-Q
period 2025-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2025-10-31
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
September 30, 2025

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

09/30/2025 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

09/30/2025 Form 10-Q	ii	Wisconsin Public Service Corporation

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
AMI	Advanced Metering Infrastructure
BESS	Battery Energy Storage System
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Edgewater	Edgewater Generating Station
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
NOPP	Notice of Planned Participation
OBBBA	One Big Beautiful Bill Act
PTC	Production Tax Credit
Pulliam	J. P. Pulliam Generating Station
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
RTC	Renewable Thermal Credit
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
Weston	Weston Generating Station
WPL	Wisconsin Power and Light Company

09/30/2025 Form 10-Q	iii	Wisconsin Public Service Corporation

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

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

09/30/2025 Form 10-Q	1	Wisconsin Public Service Corporation

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

09/30/2025 Form 10-Q	2	Wisconsin Public Service Corporation

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

09/30/2025 Form 10-Q	3	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2025	2024	2025	2024
Operating revenues	$466.3	$401.3	$1,375.5	$1,165.5

Operating expenses
Cost of sales	126.6	102.9	440.3	347.5
Other operation and maintenance	123.3	115.2	364.4	331.1
Depreciation and amortization	67.4	59.7	199.9	178.0
Property and revenue taxes	11.1	11.7	33.5	35.2
Total operating expenses	328.4	289.5	1,038.1	891.8

Operating income	137.9	111.8	337.4	273.7

Other income, net	5.3	12.1	13.8	36.1
Interest expense	24.4	23.7	72.6	71.6
Other expense	(19.1)	(11.6)	(58.8)	(35.5)

Income before income taxes	118.8	100.2	278.6	238.2
Income tax expense	22.5	19.7	51.3	46.6
Net income	$96.3	$80.5	$227.3	$191.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)
(in millions, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$2.3	$1.5
Accounts receivable and unbilled revenues, net of reserves of $7.4 and $8.6, respectively	177.1	225.1
Accounts receivable from related parties	20.7	29.6
Materials, supplies, and inventories	168.1	167.1
Prepaid taxes	31.8	57.4
Other prepayments	5.1	8.2
Other	19.4	13.8
Current assets	424.5	502.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,303.6 and $2,190.8, respectively	6,471.0	6,139.2
Regulatory assets	428.2	449.7
Goodwill	36.4	36.4
Pension and OPEB assets	346.6	328.9
Other	40.7	38.8
Long-term assets	7,322.9	6,993.0
Total assets	$7,747.4	$7,495.7

Liabilities and Equity
Current liabilities
Short-term debt	$42.0	$62.0
Current portion of long-term debt	300.0	300.0
Accounts payable	85.0	118.9
Accounts payable to related parties	59.6	77.5
Accrued payroll and benefits	29.4	25.1
Accrued interest	31.8	12.9
Customer credit balances	36.1	33.7
Other	22.0	15.0
Current liabilities	605.9	645.1

Long-term liabilities
Long-term debt	1,958.9	1,958.0
Finance lease obligations	76.4	65.7
Deferred income taxes	1,023.0	996.9
Deferred ITCs	75.9	68.2
Regulatory liabilities	645.1	696.3
Environmental remediation liabilities	76.4	77.3
AROs	199.2	191.2
Other	97.3	85.2
Long-term liabilities	4,152.2	4,138.8

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,997.4	1,857.2
Retained earnings	896.3	759.0
Common shareholder's equity	2,989.3	2,711.8
Total liabilities and equity	$7,747.4	$7,495.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2025	2024
Operating activities
Net income	$227.3	$191.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	199.9	178.0
Deferred income taxes and ITCs, net	25.3	40.2
Change in –
Accounts receivable and unbilled revenues, net	45.9	39.5
Materials, supplies, and inventories	(1.0)	9.2
Prepaid taxes	25.6	15.2
Other current assets	(0.5)	5.3
Accounts payable	(24.2)	(57.7)
Accrued interest	18.9	15.3
Amounts refundable to customers	2.9	(6.9)
Other current liabilities	7.5	3.9
Other, net	(45.1)	22.2
Net cash provided by operating activities	482.5	455.8

Investing activities
Capital expenditures	(533.5)	(336.3)
Reimbursement for ATC's transmission infrastructure upgrades	6.6	—
Proceeds from cash surrender value of life insurance	9.8	—
Other, net	6.8	8.0
Net cash used in investing activities	(510.3)	(328.3)

Financing activities
Change in short-term debt	(20.0)	(60.4)
Payment of dividends to parent	(90.0)	(140.0)
Equity contribution from parent	140.0	75.0
Other, net	(1.4)	(0.4)
Net cash provided by (used in) financing activities	28.6	(125.8)

Net change in cash and cash equivalents	0.8	1.7
Cash and cash equivalents at beginning of period	1.5	1.4
Cash and cash equivalents at end of period	$2.3	$3.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2024	$95.6	$1,857.2	$759.0	$2,711.8
Net income	—	—	75.8	75.8
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2025	$95.6	$1,857.3	$804.8	$2,757.7
Net income	—	—	55.2	55.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2025	$95.6	$1,857.4	$830.0	$2,783.0
Net income	—	—	96.3	96.3
Equity contribution from parent	—	140.0	—	140.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2025	$95.6	$1,997.4	$896.3	$2,989.3

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2023	$95.6	$1,782.0	$676.1	$2,553.7
Net income	—	—	67.4	67.4
Equity contribution from parent	—	20.0	—	20.0
Payment of dividends to parent	—	—	(80.0)	(80.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2024	$95.6	$1,802.2	$663.5	$2,561.3
Net income	—	—	43.7	43.7
Equity contribution from parent	—	55.0	—	55.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at June 30, 2024	$95.6	$1,857.2	$677.2	$2,630.0
Net income	—	—	80.5	80.5
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2024	$95.6	$1,857.2	$727.7	$2,680.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	7	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2025

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 473,000 electric customers and 348,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of expected results for 2025 due to seasonal variations and other factors.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Wisconsin Public Service Corporation
Electric utility	$416.3	$358.6	$1,096.8	$945.7
Natural gas utility	49.3	42.0	275.9	219.0
Total revenues from contracts with customers	465.6	400.6	1,372.7	1,164.7
Other operating revenues	0.7	0.7	2.8	0.8
Total operating revenues	$466.3	$401.3	$1,375.5	$1,165.5

09/30/2025 Form 10-Q	8	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Residential	$146.4	$128.9	$399.1	$347.1
Small commercial and industrial	135.5	122.6	357.1	320.6
Large commercial and industrial	89.9	75.9	228.4	195.3
Other	2.1	2.1	6.5	6.4
Total retail revenues	373.9	329.5	991.1	869.4
Wholesale	17.4	15.9	45.8	44.5
Resale	20.5	9.8	47.4	22.4
Other utility revenues	4.5	3.4	12.5	9.4
Total electric utility operating revenues	$416.3	$358.6	$1,096.8	$945.7

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Residential	$23.6	$21.0	$162.8	$128.2
Commercial and industrial	14.1	10.2	95.7	67.6
Total retail revenues	37.7	31.2	258.5	195.8
Transportation	5.5	4.6	20.3	16.4
Other utility revenues (1)	6.1	6.2	(2.9)	6.8
Total natural gas utility operating revenues	$49.3	$42.0	$275.9	$219.0

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Late payment charges	$0.6	$0.7	$2.5	$2.6
Rental revenues	0.1	0.1	0.3	0.3
Alternative revenues (1)	—	(0.1)	—	(2.1)
Total other operating revenues	$0.7	$0.7	$2.8	$0.8

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

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2025 and December 31, 2024.

09/30/2025 Form 10-Q	9	Wisconsin Public Service Corporation

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2025	December 31, 2024
Accounts receivable and unbilled revenues	$184.5	$233.7
Allowance for credit losses	7.4	8.6
Accounts receivable and unbilled revenues, net (1)	$177.1	$225.1

Total accounts receivable, net – past due greater than 90 days (1)	$5.3	$7.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	92.2%	93.9%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2025, $112.1 million, or 63.3%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Three Months Ended September 30
(in millions)	2025	2024
Balance at July 1	$7.4	$8.3
Provision for credit losses	4.3	1.9
Provision for credit losses deferred for future recovery or refund	(1.7)	(0.4)
Write-offs charged against the allowance	(3.6)	(3.3)
Recoveries of amounts previously written off	1.0	0.9
Balance at September 30	$7.4	$7.4

	Nine Months Ended September 30
(in millions)	2025	2024
Balance at January 1	$8.6	$10.9
Provision for credit losses	12.8	5.5
Provision for credit losses deferred for future recovery or refund	(7.0)	(1.2)
Write-offs charged against the allowance	(10.6)	(11.4)
Recoveries of amounts previously written off	3.6	3.6
Balance at September 30	$7.4	$7.4

There was a $3.5 million decrease in the allowance for credit losses at September 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. The winter moratorium begins on November 1 and ends on April 15. Also contributing to the decrease in the allowance for credit losses, we saw lower required reserve percentages as

09/30/2025 Form 10-Q	10	Wisconsin Public Service Corporation

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

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2025 and December 31, 2024. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2024 Annual Report on Form 10-K.

(in millions)	September 30, 2025	December 31, 2024
Regulatory assets
Plant retirement related items	$128.5	$143.6
Environmental remediation costs	107.2	114.0
Income tax related items	58.4	55.1
AROs	43.8	27.5
Pension and OPEB costs	28.0	45.6
Electric transmission costs	12.8	0.4
Bluewater Natural Gas Holding, LLC	9.9	13.4
Finance and operating leases	9.3	7.5
Reactive power	8.3	13.4
Uncollectible expense	3.4	9.7
Other, net	18.6	19.5
Total regulatory assets	$428.2	$449.7

(in millions)	September 30, 2025	December 31, 2024
Regulatory liabilities
Income tax related items	$309.6	$322.0
Removal costs	216.0	206.6
Pension and OPEB benefits	85.4	88.6
Derivatives	9.5	8.0
Energy costs refundable through rate adjustments	7.2	49.2
Other, net	20.6	22.2
Total regulatory liabilities	$648.3	$696.6

Balance sheet presentation
Other current liabilities	$3.2	$0.3
Regulatory liabilities	645.1	696.3
Total regulatory liabilities	$648.3	$696.6

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Through June 30, 2025, Columbia Units 1 and 2 were expected to be retired by the end of 2029 and, therefore, met the criteria to be considered probable of abandonment.

In conjunction with our new capital plan, we and the other co-owners currently plan to continue coal operations at Columbia Units 1 and 2 through at least 2029, and continue to evaluate the conversion of both units to natural gas. As a result, at September 30, 2025, we and the other co-owners concluded that Columbia Units 1 and 2 (net book value of our ownership share of Columbia Units 1 and 2 was $239.9 million at September 30, 2025, which does not include deferred taxes) no longer meet the criteria necessary to be considered probable of abandonment.

09/30/2025 Form 10-Q	11	Wisconsin Public Service Corporation

At September 30, 2025, these units continue to be included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2025	December 31, 2024
Commercial paper
Amount outstanding	$42.0	$62.0
Weighted-average interest rate on amounts outstanding	4.20%	4.52%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2025 was $51.5 million with a weighted-average interest rate during the period of 4.50%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2025
Revolving credit facility (1)	August 2030	$450.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		42.0
Available capacity under existing credit facility		$406.7

(1)    In August 2025, we increased our credit facility to $450.0 million and extended the maturity to August 2030.

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

Our total obligation under the land-related finance leases for High Noon was $11.0 million at September 30, 2025, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to High Noon was also $11.0 million as of September 30, 2025, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for the High Noon finance leases was 6.45%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2025 Form 10-Q	12	Wisconsin Public Service Corporation

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for High Noon as of September 30, 2025, were as follows:

(in millions)
Three Months Ended December 31, 2025	$0.2
2026	0.2
2027	0.3
2028	0.6
2029	0.6
2030	0.6
Thereafter	48.5
Total minimum lease payments	51.0
Less: Interest	(40.0)
Present value of minimum lease payments	11.0
Less: Short-term lease liabilities	—
Long-term lease liabilities	$11.0

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2025	December 31, 2024
Materials and supplies	$98.6	$100.8
Natural gas in storage	34.9	26.4
Fossil fuel	34.6	39.9
Total	$168.1	$167.1

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$24.9	21.0%	$21.0	21.0%
State income taxes net of federal tax benefit	7.4	6.2%	6.2	6.3%
PTCs, net	(5.7)	(4.8)%	(5.7)	(5.7)%
Federal excess deferred tax amortization	(3.2)	(2.7)%	(1.8)	(1.8)%
ITCs	(1.1)	(0.9)%	(1.1)	(1.2)%
Other, net	0.2	0.1%	1.1	1.1%
Total income tax expense	$22.5	18.9%	$19.7	19.7%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$58.5	21.0%	$50.0	21.0%
State income taxes net of federal tax benefit	17.3	6.2%	14.8	6.2%
PTCs, net	(15.6)	(5.6)%	(12.8)	(5.4)%
Federal excess deferred tax amortization	(8.2)	(2.9)%	(4.4)	(1.9)%
ITCs	(2.8)	(1.0)%	(2.8)	(1.2)%
Other, net	2.1	0.7%	1.8	0.9%
Total income tax expense	$51.3	18.4%	$46.6	19.6%

09/30/2025 Form 10-Q	13	Wisconsin Public Service Corporation

The effective tax rates for the three and nine months ended September 30, 2025 and 2024, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs and the impact of the deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were substantially offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization lines above).

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements in October 2024, April 2025, and September 2025, to sell the majority of the PTCs we generate in 2025 and 2026 to third parties. In May 2025, WEC Energy Group entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. In September 2025, WEC Energy Group entered into an agreement to sell substantially all of the ITCs we generate in 2025 to third parties. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

09/30/2025 Form 10-Q	14	Wisconsin Public Service Corporation

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.7	$5.3	$—	$6.0
FTRs	—	—	3.9	3.9
Total derivative assets	$0.7	$5.3	$3.9	$9.9

Derivative liabilities
Natural gas contracts	$2.1	$1.0	$—	$3.1

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.3	$2.8	$—	$6.1
FTRs	—	—	2.0	2.0
Total derivative assets	$3.3	$2.8	$2.0	$8.1

Derivative liabilities
Natural gas contracts	$0.6	$0.3	$—	$0.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Balance at the beginning of the period	$6.3	$6.8	$2.0	$2.0
Purchases	—	—	7.2	8.2
Settlements	(2.4)	(3.2)	(5.3)	(6.6)
Balance at the end of the period	$3.9	$3.6	$3.9	$3.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,258.9	$1,935.7	$2,258.0	$1,882.1

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

09/30/2025 Form 10-Q	15	Wisconsin Public Service Corporation

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

	September 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$5.9	$3.0	$5.8	$0.9
FTRs	3.9	—	2.0	—
Total current	9.8	3.0	7.8	0.9

Long-term
Natural gas contracts	0.1	0.1	0.3	—

Total	$9.9	$3.1	$8.1	$0.9

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	7.4 Dth	$(2.9)	8.0 Dth	$(3.7)
FTRs	2.1 MWh	3.2	2.4 MWh	1.1
Total		$0.3		$(2.6)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	26.2 Dth	$(2.1)	32.1 Dth	$(16.6)
FTRs	6.3 MWh	5.4	6.6 MWh	1.4
Total		$3.3		$(15.2)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2025 and December 31, 2024, we had posted cash collateral of $9.6 million and $5.7 million, respectively. These amounts were recorded on our balance sheets in other current assets. At December 31, 2024, we had also received cash collateral of $1.1 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2025			December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$9.9	$3.1		$8.1		$0.9
Gross amount not offset on the balance sheet	(0.8)	(2.2)	(1)	(1.6)	(2)	(0.5)
Net amount	$9.1	$0.9		$6.5		$0.4

(1)    Includes cash collateral posted of $1.4 million.

(2)    Includes cash collateral received of $1.1 million.

09/30/2025 Form 10-Q	16	Wisconsin Public Service Corporation

NOTE 13—GUARANTEES

As of September 30, 2025, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Service cost	$1.0	$1.2	$3.1	$3.7
Interest cost	7.6	7.3	22.9	22.0
Expected return on plan assets	(12.3)	(12.8)	(37.1)	(38.3)
Amortization of net actuarial loss	—	4.4	5.2	13.0
Net periodic benefit cost (credit)	$(3.7)	$0.1	$(5.9)	$0.4

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Service cost	$0.8	$0.8	$2.3	$2.3
Interest cost	1.9	1.6	5.6	4.9
Expected return on plan assets	(4.5)	(4.3)	(13.5)	(13.0)
Amortization of prior service credit	(0.6)	(2.5)	(4.2)	(7.6)
Amortization of net actuarial (gain) loss	(0.1)	0.6	0.7	1.8
Net periodic benefit credit	$(2.5)	$(3.8)	$(9.1)	$(11.6)

During the nine months ended September 30, 2025, we made contributions and payments of $0.4 million related to our pension plans and $0.6 million related to our OPEB plans. During the remainder of 2025, we expect to make contributions and payments of $0.1 million related to our pension plans and $0.3 million related to our OPEB plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As of September 30, 2025 and December 31, 2024, our balance sheets included regulatory assets of $5.7 million and $12.9 million, respectively, for pension costs and $8.5 million and $14.6 million, respectively, for OPEB costs. In accordance with our December 2024 PSCW rate order, we began amortizing these regulatory assets in 2025. We continue to utilize escrow accounting for our current pension and OPEB costs. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets.

NOTE 15—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2025. We had no accumulated impairment losses related to our goodwill as of September 30, 2025.

During the third quarter of 2025, we completed our annual goodwill impairment test for goodwill we carried as of July 1, 2025. No impairment resulted from this test.

09/30/2025 Form 10-Q	17	Wisconsin Public Service Corporation

Other Indefinite-Lived Intangible Assets

At both September 30, 2025 and December 31, 2024, we had $5.3 million of other indefinite-lived intangible assets, consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

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

Our CODM allocates resources, such as employees, as well as financial and capital resources, to our segments during the annual review of budgets and the capital plan. Our CODM also reviews and revises the resources throughout the year during the monthly forecasting process in order to make timely decisions that align with our overall corporate strategy. The CODM uses each segment’s net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the return on equity earned.

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

At September 30, 2025, we reported two segments, which are described below. All of our operations are located within the United States.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

09/30/2025 Form 10-Q	18	Wisconsin Public Service Corporation

The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2025 and 2024.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2025
External revenues	$466.3	$—	$466.3
Fuel and purchased power	106.7	—	106.7
Cost of natural gas sold	19.9	—	19.9
Other operation and maintenance	123.3	—	123.3
Depreciation and amortization	67.4	—	67.4
Property and revenue taxes	11.1	—	11.1
Other income, net (1)	4.8	0.5	5.3
Interest expense	24.4	—	24.4
Income tax expense	22.3	0.2	22.5
Net income	$96.0	$0.3	$96.3

Other Segment Disclosures
Three Months Ended September 30, 2025
Capital expenditures	$279.9	$—	$279.9
Balance at September 30, 2025
Equity method investments	0.9	16.4	17.3
Total assets	7,731.0	16.4	7,747.4

(1)Includes equity earnings from equity method investments of $0.5 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2024
External revenues	$401.3	$—	$401.3
Fuel and purchased power	87.2	—	87.2
Cost of natural gas sold	15.7	—	15.7
Other operation and maintenance	115.2	—	115.2
Depreciation and amortization	59.7	—	59.7
Property and revenue taxes	11.7	—	11.7
Other income, net (1)	11.7	0.4	12.1
Interest expense	23.7	—	23.7
Income tax expense	19.6	0.1	19.7
Net income	$80.2	$0.3	$80.5

Other Segment Disclosures
Three Months Ended September 30, 2024
Capital expenditures	$140.4	$—	$140.4
Balance at September 30, 2024
Equity method investments	0.9	14.6	15.5
Total assets	7,296.8	14.6	7,311.4

(1)Includes equity earnings from equity method investments of $0.4 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

09/30/2025 Form 10-Q	19	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2025
External revenues	$1,375.5	$—	$1,375.5
Fuel and purchased power	295.0	—	295.0
Cost of natural gas sold	145.3	—	145.3
Other operation and maintenance	364.4	—	364.4
Depreciation and amortization	199.9	—	199.9
Property and revenue taxes	33.5	—	33.5
Other income, net (1)	12.3	1.5	13.8
Interest expense	72.6	—	72.6
Income tax expense	50.9	0.4	51.3
Net income	$226.2	$1.1	$227.3

Other Segment Disclosures
Capital expenditures	$533.5	$—	$533.5

(1)Includes equity earnings from equity method investments of $1.5 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2024
External revenues	$1,165.5	$—	$1,165.5
Fuel and purchased power	237.1	—	237.1
Cost of natural gas sold	110.4	—	110.4
Other operation and maintenance	331.1	—	331.1
Depreciation and amortization	178.0	—	178.0
Property and revenue taxes	35.2	—	35.2
Other income, net (1)	34.5	1.6	36.1
Interest expense	71.6	—	71.6
Income tax expense	46.2	0.4	46.6
Net income	$190.4	$1.2	$191.6

Other Segment Disclosures
Capital expenditures	$336.3	$—	$336.3

(1)Includes equity earnings from equity method investments of $1.6 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2025, were approximately $1.2 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, fine PM2.5, ozone, mercury, and GHGs; water intake and

09/30/2025 Form 10-Q	20	Wisconsin Public Service Corporation

discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort. The EPA announced that, in total, it expects to take 31 deregulatory actions that will likely take multiple years to complete. Of these 31 deregulatory actions, the actions that would apply to us include those impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and any such actions are likely to be subject to legal challenges. We continue to monitor and evaluate potential risks and benefits to us, depending on the actions ultimately taken.

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

In June 2025, the EPA announced a proposed rule to repeal the 2024 Final Action on the basis that it imposed large compliance costs and raised technical feasibility concerns. Currently, the EPA is reviewing comments it received on the proposed rule.

09/30/2025 Form 10-Q	21	Wisconsin Public Service Corporation

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

Particulate Matter

All counties within our service territory are in attainment with current 2012 standards for fine PM2.5. Under the former presidential administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units. In March 2025, the EPA announced plans to reconsider the 2024 PM2.5 NAAQS. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Climate Change

Pursuant to the final GHG Power Plant Rule, there are no applicable standards for coal plants until the end of 2031. Thereafter, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired CTs, there are no applicable limits as long as the capacity factor is less than 20%. Our Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the GHG Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas CTs from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing CTs. The proposed rule for turbines that operate at a greater than 20% capacity factor will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. We currently believe our existing combined-cycle natural gas facilities would be positioned to comply with the proposed rule if finalized in its current form. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

09/30/2025 Form 10-Q	22	Wisconsin Public Service Corporation

section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities; however, under the Federal Deregulatory Actions discussion above, the EPA released a proposal in September 2025 to amend the GHG Reporting Program that would permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission subsidiaries until 2034. We continue to monitor the status of this deregulatory action.

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of Weston Unit 3. In conjunction with our new capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, and continue to evaluate the conversion of both units to natural gas. See Note 5, Property, Plant, and Equipment, for more information related to Columbia Units 1 and 2 and our planned power plant retirement. In the third quarter of 2025, WEC Energy Group made a decision to reconsider its near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve customers with safe, reliable, and affordable energy. However, WEC Energy Group's long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at Weston Unit 4 in 2025. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system and using RNG throughout its natural gas utility systems. In light of WEC Energy Group's progress, significant uncertainty surrounding the market for RTCs, and WEC Energy Group's desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, WEC Energy Group made a decision to reassess its previous, standalone goal related to methane emissions from natural gas distribution.

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

We have received a final BTA determination for Weston Units 3 and 4. In accordance with the requirements in the CWA, the WDNR reissued the Weston WPDES permit effective July 1, 2024 that includes a determination that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts.

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

09/30/2025 Form 10-Q	23	Wisconsin Public Service Corporation

The 2024 Supplemental ELG rule established zero discharge requirements for BATW and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new "permanent cessation of coal" subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All of our coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a NOPP by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for the Weston coal-fired facilities.

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

Numerous parties have challenged the 2024 Supplemental ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit. The outcome of this case may affect our compliance plans. This case has been held in abeyance since February 2025. In August 2025, the court granted the EPA's motion to continue to hold this case in abeyance and required the EPA to file regular periodic reports. The Supplemental ELG Rule remains in effect during the pendency of the legal challenge.

In September 2025, the EPA announced it intends to issue a proposed rule and a companion direct final rule to modify certain 2024 ELG Rule provisions. The proposed rule would (1) extend compliance deadlines for the zero-discharge requirements in the 2024 ELG Rule, (2) update provisions to allow permitting authorities site-specific flexibility to extend deadlines due to unexpected demand, and (3) solicit data from the electric utility industry about the viability of compliance pathways to evaluate economic achievability and energy reliability. The companion direct final rule would extend the date from December 31, 2025 to December 31, 2031 for existing coal-fired steam electric power plants to submit a NOPP for the permanent cessation of coal.

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

09/30/2025 Form 10-Q	24	Wisconsin Public Service Corporation

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2025	December 31, 2024
Regulatory assets	$107.2	$114.0
Reserves for future environmental remediation	76.4	77.3

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024, will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals granted the EPA's request to extend its ongoing abeyance until December 15, 2025. In July 2025, the EPA issued a proposed rule update to extend certain CCR compliance deadlines. A final rulemaking on this issue is anticipated by the end of 2025 with additional proposed changes expected in 2026. We expect the cost of the additional remediation would be recovered through future rates. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

Consent Decrees

Joint Ownership Power Plants – Columbia Energy Center and Edgewater Generating Station

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater Unit 4 generating unit was retired in September 2018. On August 6, 2025, the Consent Decree was terminated.

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Nine Months Ended September 30
(in millions)	2025		2024
Cash paid for interest, net of amount capitalized	$51.9		$55.1
Cash paid for income taxes, net	16.1	(1)	5.1	(2)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	23.3		33.3
Liabilities accrued for software licensing agreements	4.3		—

(1)    Cash paid for income taxes was net of $14.7 million of cash received related to 2025 and 2024 PTCs that were sold to third parties.

(2)    Cash paid for income taxes was net of $18.0 million of cash received related to 2024 and 2023 PTCs that were sold to third parties.

09/30/2025 Form 10-Q	25	Wisconsin Public Service Corporation

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

09/30/2025 Form 10-Q	26	Wisconsin Public Service Corporation

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

In the third quarter of 2025, WEC Energy Group made a decision to reconsider its near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve customers with safe, reliable, and affordable energy. However, WEC Energy Group's long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at Weston Unit 4. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group has already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirement of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of Weston Unit 3. In conjunction with WEC Energy Group's new capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, and continue to evaluate the conversion of both units to natural gas. See Note 5, Property, Plant, and Equipment, for more information.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $11.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments made by either us or WE based on specific customer needs:

•3,700 MWs of utility-scale solar;
•1,780 MWs of battery storage; and

09/30/2025 Form 10-Q	27	Wisconsin Public Service Corporation

•555 MWs of wind.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In July 2023, the PSCW approved the Renewable Pathway Pilot. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 40 MWs. We have two active contracts under this program, for approximately 0.3 MWs of generation capacity.

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

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system, and using RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. In light of WEC Energy Group's progress, significant uncertainty surrounding the market for RTCs, and WEC Energy Group's desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, WEC Energy Group made a decision to reassess its previous, standalone goal related to methane emissions from natural gas distribution.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the WEC Energy Group capital plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

Below are a few examples of reliability projects that are proposed, currently underway, or recently completed.

•The construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's capital plan, which includes us. The facilities would provide approximately four Bcf of natural gas supply (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

•The WEC Energy Group capital plan includes $2.2 billion of investments from 2026 to 2030 in battery energy storage systems, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•We continue to upgrade our electric and natural gas distribution systems to enhance reliability and system hardening.

WEC Energy Group expects to spend $4.7 billion from 2026 to 2030 on reliability related to electric distribution projects at its regulated utilities, which includes us, with continued investment over the next decade.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

09/30/2025 Form 10-Q	28	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2025

Earnings

Our earnings for the third quarter of 2025 were $96.3 million, compared with $80.5 million for the same quarter in 2024. See below for information on the $15.8 million increase in earnings.

09/30/2025 Form 10-Q	29	Wisconsin Public Service Corporation

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

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the third quarter of 2025, with the same quarter in 2024, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$466.3	$401.3	$65.0

Operating expenses
Cost of sales (1)	126.6	102.9	(23.7)
Other operation and maintenance	123.3	115.2	(8.1)
Depreciation and amortization	67.4	59.7	(7.7)
Property and revenue taxes	11.1	11.7	0.6
Operating income	137.9	111.8	26.1

Other income, net	4.8	11.7	(6.9)
Interest expense	24.4	23.7	(0.7)
Income before income taxes	118.3	99.8	18.5

Income tax expense	22.3	19.6	(2.7)
Net income	$96.0	$80.2	$15.8

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$71.3	$57.6	$(13.7)
Transmission (1)	45.4	40.7	(4.7)
Regulatory amortizations and other pass through expenses (2)	6.7	17.5	10.8
Earnings sharing mechanism	(0.1)	(0.6)	(0.5)
Total other operation and maintenance	123.3	$115.2	$(8.1)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and

09/30/2025 Form 10-Q	30	Wisconsin Public Service Corporation

those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2025 and 2024, $47.8 million and $45.3 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer class
Residential	865.1	847.2	17.9
Small commercial and industrial	1,111.3	1,117.3	(6.0)
Large commercial and industrial	1,030.3	992.2	38.1
Other	4.5	4.6	(0.1)
Total retail	3,011.2	2,961.3	49.9
Wholesale	315.8	294.9	20.9
Resale	321.8	257.7	64.1
Total sales in MWh	3,648.8	3,513.9	134.9

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer class
Residential	13.5	13.1	0.4
Commercial and industrial	24.2	19.8	4.4
Total retail	37.7	32.9	4.8
Transportation	99.9	96.5	3.4
Total sales in therms	137.6	129.4	8.2

	Three Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (165 Normal)	163	54	201.9%
Cooling (415 Normal)	469	452	3.8%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

09/30/2025 Form 10-Q	31	Wisconsin Public Service Corporation

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Electric revenues	$416.8	$359.1	$57.7
Natural gas revenues	49.5	42.2	7.3
Operating revenues	466.3	401.3	65.0

Operating expenses
Fuel and purchased power	(106.7)	(87.2)	(19.5)
Cost of natural gas sold	(19.9)	(15.7)	(4.2)
Other operation and maintenance (1)	(92.6)	(74.9)	(17.7)
Depreciation and amortization	(67.4)	(59.7)	(7.7)
Property and revenue taxes	(11.1)	(11.7)	0.6
Gross margin (GAAP)	168.6	152.1	16.5

Other operation and maintenance (1)	92.6	74.9	17.7
Depreciation and amortization	67.4	59.7	7.7
Property and revenue taxes	11.1	11.7	(0.6)
Utility margin (non-GAAP)	$339.7	$298.4	$41.3

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $16.5 million during the third quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $41.3 million during the third quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $30.1 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025. See Note 23, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate order.

•A $4.3 million increase in margins related to higher sales volumes, including the impact of weather during the third quarter of 2025, compared with the same quarter in 2024.

•A $4.3 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•An $11.9 million increase in other operating and maintenance related to our power plants;

•A $7.7 million increase in depreciation and amortization expense; and

•A $4.7 million increase in transmission expense.

09/30/2025 Form 10-Q	32	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $15.2 million during the third quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•An $11.9 million increase in other operating and maintenance related to our power plants, driven by outages at the Weston coal-fired generation facility, inspections at the Fox Energy Center natural gas-fired generation facility, and renewable generation facilities placed in service during 2025 and the fourth quarter of 2024.

•A $7.7 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $4.7 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $1.8 million increase in benefits expenses, driven by higher compensation costs.

These increases in other operating expenses were partially offset by a $10.8 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net at the utility segment decreased $6.9 million during the third quarter of 2025, compared with the same quarter in 2024, driven by a $7.1 million negative impact from the non-service components of our net periodic pension and OPEB costs. In accordance with our December 2024 PSCW rate order, in 2025, we began amortizing our pension and OPEB costs that were previously deferred under escrow accounting. During the third quarter of 2025, we amortized $5.6 million of the previously deferred non-service costs as we are now collecting these costs in rates. See Note 14, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the utility segment increased $0.7 million during the third quarter of 2025, compared with the same quarter in 2024, driven by the impact of our issuance of long-term debt in 2024. The increase was partially offset by a decrease due to both lower average short-term debt balances and interest rates.

Income Tax Expense

Income tax expense at the utility segment increased $2.7 million during the third quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income. Partially offsetting this increase in income tax expense was a $1.4 million increase in the deferred tax benefits associated with the Tax Legislation. See Note 10, Income Taxes, for more information.

Other Segment Contribution to Net Income

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Net income	$0.3	$0.3	$—

NINE MONTHS ENDED SEPTEMBER 30, 2025

Earnings

Our earnings for the nine months ended September 30, 2025 were $227.3 million, compared to $191.6 million for the same period in 2024. See below for information on the $35.7 million increase in earnings.

09/30/2025 Form 10-Q	33	Wisconsin Public Service Corporation

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

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the nine months ended September 30, 2025, with the same period in 2024, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,375.5	$1,165.5	$210.0

Operating expenses
Cost of sales (1)	440.3	347.5	(92.8)
Other operation and maintenance	364.4	331.1	(33.3)
Depreciation and amortization	199.9	178.0	(21.9)
Property and revenue taxes	33.5	35.2	1.7
Operating income	337.4	273.7	63.7

Other income, net	12.3	34.5	(22.2)
Interest expense	72.6	71.6	(1.0)
Income before income taxes	277.1	236.6	40.5

Income tax expense	50.9	46.2	(4.7)
Net income	$226.2	$190.4	$35.8

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

09/30/2025 Form 10-Q	34	Wisconsin Public Service Corporation

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$186.5	$159.3	$(27.2)
Transmission (1)	136.8	121.9	(14.9)
Regulatory amortizations and other pass through expenses (2)	41.3	51.8	10.5
Earnings sharing mechanism	(0.2)	(1.9)	(1.7)
Total other operation and maintenance	$364.4	$331.1	$(33.3)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2025 and 2024, $144.2 million and $131.7 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer class
Residential	2,325.1	2,228.0	97.1
Small commercial and industrial	3,085.9	3,065.0	20.9
Large commercial and industrial	2,958.9	2,859.3	99.6
Other	14.8	15.3	(0.5)
Total retail	8,384.7	8,167.6	217.1
Wholesale	829.4	840.7	(11.3)
Resale	812.4	557.9	254.5
Total sales in MWh	10,026.5	9,566.2	460.3

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	177.0	147.7	29.3
Commercial and industrial	143.3	114.8	28.5
Total retail	320.3	262.5	57.8
Transportation	361.8	345.7	16.1
Total sales in therms	682.1	608.2	73.9

	Nine Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (4,683 Normal)	4,577	3,852	18.8%
Cooling (572 Normal)	629	594	5.9%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

09/30/2025 Form 10-Q	35	Wisconsin Public Service Corporation

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Electric revenues	$1,098.8	$945.7	$153.1
Natural gas revenues	276.7	219.8	56.9
Operating revenues	1,375.5	1,165.5	210.0

Operating expenses
Fuel and purchased power	(295.0)	(237.1)	(57.9)
Cost of natural gas sold	(145.3)	(110.4)	(34.9)
Other operation and maintenance (1)	(263.5)	(224.0)	(39.5)
Depreciation and amortization	(199.9)	(178.0)	(21.9)
Property and revenue taxes	(33.5)	(35.2)	1.7
Gross margin (GAAP)	438.3	380.8	57.5

Other operation and maintenance (1)	263.5	224.0	39.5
Depreciation and amortization	199.9	178.0	21.9
Property and revenue taxes	33.5	35.2	(1.7)
Utility margin (non-GAAP)	$935.2	$818.0	$117.2

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $57.5 million during the nine months ended September 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $117.2 million during the nine months ended September 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $86.6 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025.

•A $26.1 million increase in margins related to higher retail sales volumes, driven by the impact of favorable weather during the nine months ended September 30, 2025, compared with the same period in 2024. As measured by heating degree days, the nine months ended September 30, 2025 were 18.8% colder than the same period in 2024. As measured by cooling degree days, the nine months ended September 30, 2025 were 5.9% warmer than the same period in 2024.

•A $2.6 million increase in margins driven by increased capacity rates related to wholesale sales.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $21.9 million increase in depreciation and amortization expense;

•A $16.0 million increase in other operating and maintenance related to our power plants;

•A $14.9 million increase in transmission expense; and

•An $8.4 million increase in electric and natural gas distribution expenses.

09/30/2025 Form 10-Q	36	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $53.5 million during the nine months ended September 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in other operating expenses were:

•A $21.9 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $16.0 million increase in other operating and maintenance related to our power plants, driven by outages at the Weston coal-fired generation facility, inspections at the Fox Energy Center natural gas-fired generation facility, and renewable generation facilities placed in service during 2025 and the fourth quarter of 2024.

•A $14.9 million increase in transmission expense as approved by the PSCW in our Wisconsin rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•An $8.4 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $2.6 million increase in benefits expenses, driven by higher compensation costs.

These increases in other operating expenses were partially offset by a $10.5 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net at the utility segment decreased $22.2 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by a $24.2 million negative impact from the non-service components of our net periodic pension and OPEB costs. In accordance with our December 2024 PSCW rate order, in 2025, we began amortizing our pension and OPEB costs that were previously deferred under escrow accounting. During the nine months ended September 30, 2025, we amortized $16.9 million of the previously deferred non-service costs as we are now collecting these costs in rates. This decrease in other income, net was partially offset by a $1.8 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $1.0 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by the impact of our issuance of long-term debt in 2024. The increase was partially offset by a decrease due to both lower average short-term debt balances and interest rates.

Income Tax Expense

Income tax expense at the utility segment increased $4.7 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by higher pre-tax income. Partially offsetting this increase in income tax expense was:

•A $3.8 million increase in the deferred tax benefits associated with the Tax Legislation; and

•A $2.8 million increase in PTCs.

Other Segment Contribution to Net Income

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Net income	$1.1	$1.2	$(0.1)

09/30/2025 Form 10-Q	37	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$482.5	$455.8	$26.7
Investing activities	(510.3)	(328.3)	(182.0)
Financing activities	28.6	(125.8)	154.4

Operating Activities

Net cash provided by operating activities increased $26.7 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by:

•An $18.6 million increase in cash related to lower payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $5.5 million increase in cash from higher overall collections from customers during the nine months ended September 30, 2025, compared with the same period in 2024. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2025, a higher per-unit cost of natural gas, and higher sales volumes from the impact of favorable weather during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $3.2 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $3.2 million increase in cash from lower payments for interest during the nine months ended September 30, 2025, compared with the same period in 2024, driven by the timing of payments for accrued interest.

•A $2.9 million increase in cash related to lower payments for taxes other than income taxes during the nine months ended September 30, 2025, compared with the same period in 2024.

These increases in net cash provided by operating activities were partially offset by an $11.0 million decrease in cash from higher cash paid for income taxes driven by higher taxable income during the nine months ended September 30, 2025, compared with the same period in 2024.

Investing Activities

Net cash used in investing activities increased $182.0 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by a $197.2 million increase in cash paid for capital expenditures during the nine months ended September 30, 2025, which is discussed in more detail below.

This increase in net cash used in investing activities was partially offset by:

•Proceeds of $9.8 million received from the cash surrender of life insurance during the nine months ended September 30, 2025. There were no proceeds received from the cash surrender of life insurance during the same period in 2024.

09/30/2025 Form 10-Q	38	Wisconsin Public Service Corporation

•Proceeds of $6.6 million received from ATC during the nine months ended September 30, 2025, for the reimbursement of transmission infrastructure upgrades. There were no proceeds received for reimbursement during the same period in 2024.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2025	2024	Change in 2025 Over 2024
Capital expenditures	$533.5	$336.3	$197.2

The increase in cash paid for capital expenditures during the nine months ended September 30, 2025, compared with the same period in 2024, was driven by higher payments for renewable energy projects and our electric distribution system. These increases in capital expenditures were partially offset by decreased payments for construction of our service center completed in October 2024.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $154.4 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by:

•A $65.0 million increase in equity contributions received from our parent during the nine months ended September 30, 2025, compared with the same period in 2024, to balance our capital structure.

•A $50.0 million increase in cash due to lower dividends paid to our parent during the nine months ended September 30, 2025, compared with the same period in 2024, to balance our capital structure.

•A $40.4 million increase in cash due to lower net repayments of commercial paper during the nine months ended September 30, 2025, compared with the same period in 2024.

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

09/30/2025 Form 10-Q	39	Wisconsin Public Service Corporation

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

(in millions)
2025	$679.3	(1)
2026	706.3
2027	959.0
Total	$2,344.6

(1)This includes actual capital expenditures incurred through September 30, 2025, as well as estimated capital expenditures for the remainder of the year.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of our share of projects that are proposed, currently underway, or recently completed.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs	Date of Expected Commercial Operation
Paris Solar-Battery Park	15%	Solar/Battery	30 MW/17 MW	$89 million	December 2024 Solar June 2025 Battery (2)
Darien Solar-Battery Park	15%	Solar/Battery	37 MW/12 MW	$93 million	March 2025 Solar (2) 2026 Battery
Koshkonong Solar Park	15%	Solar/Battery	45 MW/25 MW	$155 million	2026 Solar 2027 Battery
Badger Hollow Wind Energy Generation Facility (1)	10%	Wind	11 MW	$36 million	2027
High Noon	15%	Solar/Battery	45 MW/25 MW	$147 million	2027
Ursa Solar Electric Generation Facility (1)	10%	Solar	20 MW	$45 million	2027
Whitetail Energy Generation Facility (1)	10%	Wind	7 MW	$22 million	2027
Dawn Harvest Solar Energy Center (1)	10%	Solar	15 MW	$34 million	2028
Good Oak Solar Generation Facility (1)	10%	Solar	10 MW	$22 million	2028
Gristmill Solar Generation Facility (1)	10%	Solar	7 MW	$14 million	2028
Saratoga Solar Electric Generation and BESS Facility (1)	10%	Solar/Battery	15 MW/5 MW	$45 million	2028
Whitewater Solar Electric Generation Facility (1)	50%	Solar	90 MW	$205 million	2028

(1)    Pending approval by the PSCW.

(2)    Commercial operation achieved for Paris Solar-Battery Park and Darien Solar Park.

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

09/30/2025 Form 10-Q	40	Wisconsin Public Service Corporation

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

Long-Term Debt

There were no material changes in our outstanding long-term debt during the nine months ended September 30, 2025.

Common Stock Dividends

During the nine months ended September 30, 2025, we paid common stock dividends of $90.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 17, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2025.

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

09/30/2025 Form 10-Q	41	Wisconsin Public Service Corporation

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

At September 30, 2025, our current liabilities exceeded our current assets by $181.4 million. We do not expect this to have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2025, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2024 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2024 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental and regulatory matters, critical accounting policies and estimates, and other matters.

09/30/2025 Form 10-Q	42	Wisconsin Public Service Corporation

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

In 2025, the Department of Homeland Security announced the addition of more Chinese businesses to the UFLPA, including several solar supply chain providers. We are working to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

Starting on June 6, 2024, the DOC began applying duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, with the potential for enhanced duties in certain circumstances, based on final findings by both the DOC and the USITC in their AD/CVD investigations that Chinese manufacturers were shifting products to those four Southeast Asian countries to avoid tariffs required on products imported from China.

In April 2024, a coalition of several U.S. producers of solar panels filed a new petition requesting tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation. In April 2025, the DOC reached final affirmative determinations, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

In August 2025, in response to another petition filed by a coalition of trade groups, the DOC and USITC initiated new AD/CVD investigations based on the coalition’s claims that Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies, are benefiting from illegal subsidies and selling solar products below cost in the US. Affirmative findings in these investigations could cause further strain on the solar panel industry. We are monitoring the status of these petitions.

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

Under the IRA transferability option, WEC Energy Group entered into agreements in October 2024, April 2025, and September 2025 to sell the majority of the PTCs and ITCs we generated, or expect to generate, in 2025 and 2026, respectively, to third parties. In May

09/30/2025 Form 10-Q	43	Wisconsin Public Service Corporation

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

One Big Beautiful Bill Act

On July 4, 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the U.S. Treasury Department released IRS Notice 2025-42, implementing new beginning of construction safe harbor rules that became effective September 2, 2025. WEC Energy Group's capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning of construction rules.

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

09/30/2025 Form 10-Q	44	Wisconsin Public Service Corporation

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2024 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment test for our utility reporting unit that carried $36.4 million of goodwill as of July 1, 2025. No impairment was recorded as a result of this test. The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

09/30/2025 Form 10-Q	45	Wisconsin Public Service Corporation

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

At July, 1, 2025, the fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

See Note 15, Goodwill and Intangible Assets, for more information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2025 Form 10-Q	46	Wisconsin Public Service Corporation

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2025 Form 10-Q	47	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2025 Form 10-Q	48	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	October 31, 2025	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2025 Form 10-Q	49	Wisconsin Public Service Corporation