Form 10-K
period 2025-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2026-02-20
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐    No ☒

As of June 30, 2025 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2026

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format set forth in General Instruction I(2).

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

2025 Form 10-K	i	Wisconsin Public Service Corporation

2025 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
Act 141	2005 Wisconsin Act 141
BTA	Best Technology Available
CAA	Clean Air Act
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
SO2	Sulfur Dioxide
ZLD	Zero Liquid Discharge

2025 Form 10-K	iii	Wisconsin Public Service Corporation

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
AIA	Affiliated Interest Agreement
AOC	Audit and Oversight Committee of the Board of Directors of WEC Energy Group, Inc.
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
BESS	Battery Energy Storage System
CAO	Chief Administrative Officer
CEO	Chief Executive Officer
CFR	Code of Federal Regulations
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
CSIRT	Cybersecurity Incident Response Team
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
DER	Distributed Energy Resource
Edgewater	Edgewater Generating Station
Enterprise Security Director	Director of Enterprise Security & Compliance
ERSC	Enterprise Risk Steering Committee
Exchange Act	Securities Exchange Act of 1934, as amended
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
IT/OT	Information Technology and Operational Technology
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
OBBBA	One Big Beautiful Bill Act
OMB	Office of Management and Budget
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park
PHMSA	Pipeline and Hazardous Materials Safety Administration
PTC	Production Tax Credit
Pulliam	J. P. Pulliam Generating Station
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine

2025 Form 10-K	iv	Wisconsin Public Service Corporation

RNG	Renewable Natural Gas
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
Supreme Court	United States Supreme Court
Two Creeks	Two Creeks Solar Park
UFLPA	Uyghur Forced Labor Prevention Act
Weston	Weston Generating Station
Whitetail	Whitetail Wind Energy Generation Facility
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company

2025 Form 10-K	v	Wisconsin Public Service Corporation

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, changes in economic conditions, including continued economic growth, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, changes to address energy affordability concerns, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

•Federal, state, and local legislative and regulatory changes relating to the environment, including changing environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

•The impact of changing expectations and demands of our customers, regulators, investors, and other stakeholders;

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

2025 Form 10-K	1	Wisconsin Public Service Corporation

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

•Factors affecting the achievement of WEC Energy Group's CO2 emission reduction goal and related opportunities and actions, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, and the ability to execute the WEC Energy Group capital plan;

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from increasing tensions between the United States and other countries or from other new, protracted or escalating regional or international conflicts;

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

•Potential business strategies to acquire and dispose of assets, which cannot be assured to be completed timely or within budgets;

•The timing and outcome of any audits, disputes, and other proceedings related to taxes;

2025 Form 10-K	2	Wisconsin Public Service Corporation

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

2025 Form 10-K	3	Wisconsin Public Service Corporation

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2025, 2024, and 2023, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2025, retail revenues accounted for 90.9% of total electric operating revenues, wholesale revenues accounted for 4.2% of total electric operating revenues, and resale revenues accounted for 3.8% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on MWh sales by customer class.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities.

We provide wholesale electric service to various customers, including electric cooperatives, municipal joint action agencies, other investor-owned utilities, municipal utilities, and energy marketers.

The majority of our sales for resale are conducted within an energy market operated by MISO at market rates based on the availability of our generation and market demand. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

2025 Form 10-K	4	Wisconsin Public Service Corporation

We buy and sell electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets compared to our competitors affects how often our generating units are dispatched and whether we buy or sell power. For more information on the MISO Energy Markets, see D. Regulation.

Electric Sales Forecast

Our service territory experienced higher weather-normalized retail electric sales in 2025, compared with 2024, due to higher sales to residential and large commercial and industrial customers. We currently forecast retail electric sales volumes to slightly increase 0.1% in 2026, compared with 2025, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2025	2024	2023
Electric customers – end of year
Residential	417.6	413.9	409.7
Small commercial and industrial	56.6	56.2	55.7
Large commercial and industrial	0.2	0.2	0.2
Total electric customers – end of year	474.4	470.3	465.6

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, paper, utilities, food manufacturing, and merchant wholesalers.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from a diverse generation portfolio that balances a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from generation that we own. We supplement our internally generated power supply with long-term purchase power agreements and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. On a real time basis, the MISO Energy Market continuously evaluates system load requirements and dispatches the lowest-cost generation resources, while respecting any limitations on the transmission system.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2026:

	Estimate (1)	Actual
	2026	2025	2024	2023
Company-owned generation units:
Coal	40.8%	40.5%	34.9%	29.7%
Natural gas combined cycle	33.1%	26.8%	34.6%	33.7%
Natural gas/oil peaking units	2.3%	6.6%	5.3%	5.7%
Renewables (2)	11.0%	11.4%	10.5%	9.8%
Total company-owned generation units	87.2%	85.3%	85.3%	78.9%
Power purchase contracts:
Renewables (3)	3.9%	3.6%	4.8%	5.0%
Other	—%	0.4%	—%	—%
Total power purchase contracts	3.9%	4.0%	4.8%	5.0%
Purchased power from MISO	8.9%	10.7%	9.9%	16.1%
Total purchased power	12.8%	14.7%	14.7%	21.1%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2025 NYMEX.

(2)    Includes hydroelectric, solar, BESS, and wind generation.

2025 Form 10-K	5	Wisconsin Public Service Corporation

(3)    Includes hydroelectric, wind, and customer-owned renewable generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources. We own 2,730 MWs of generation capacity, including wholly owned and jointly owned facilities. Our generation facilities include natural gas-fired plants, coal-fired plants, renewable generation, and BESSs. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

Supporting Economic Growth Within Our Communities

WEC Energy Group's capital plan reflects the planned retirement of older, fossil-fueled generation, which we expect to replace with natural gas-fired generation and zero-carbon-emitting renewables. These retirements are intended to address compliance with EPA regulations established under the CAA, as well as contribute to meeting WEC Energy Group's and our goal to reduce CO2 emissions from electric generation. When taken together, the retirements and new investments in renewables discussed in more detail below should better balance WEC Energy Group's supply with its demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

Environmental Goal

WEC Energy Group's long-term goal is to achieve net carbon neutral electric generation by the end of 2050. WEC Energy Group expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032. As of the end of 2025, WEC Energy Group's electric generation fleet has achieved a 53% reduction in carbon emissions from the 2005 baseline.

As part of our path toward this goal, we have started implementing co-firing with natural gas at Weston Unit 4. WEC Energy Group has already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. See Note 6, Regulatory Assets and Liabilities, for more information related to certain of these power plant retirements. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of Weston Unit 3.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on WEC Energy Group's capital plan.

Also see Item 1A. Risk Factors - Risks Related to Legislation and Regulation - Our operations, capital expenditures, and financial results may be affected by the impact of GHG legislation, regulation, and our emission reduction goal.

Renewable Generation

We meet a portion of our electric generation supply with various renewable energy resources, including wind, solar, and hydroelectric. This helps us work towards our goal of reducing carbon emissions while also maintaining compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

Wind

We continue to invest in and upgrade our wind-powered generation systems to enhance reliability. We have received approval from the PSCW to acquire and construct 18 MWs of additional wind-powered generation. We will jointly own these generation facilities with WE and an unaffiliated entity. See Note 8, Jointly-Owned Utility Facilities, for more information.

2025 Form 10-K	6	Wisconsin Public Service Corporation

Solar and Battery Storage

In June 2025, the construction of the battery portion of Paris located in Kenosha County, Wisconsin was completed, and the facility became commercially operational. The solar portion of Paris was commercially operational in December 2024. Paris is owned by us, WE, and an unaffiliated entity. We own 30 MWs of solar generation and 17 MWs of battery storage associated with this project.

In March 2025, the construction of the solar portion of Darien located in Rock and Walworth counties, Wisconsin was completed, and the facility became commercially operational. Darien is owned by us, WE, and an unaffiliated entity. We own 37 MWs of solar generation and will own 11 MWs of battery storage associated with this project, with construction expected to be completed in 2027.

As part of our commitment to invest in additional zero-carbon generation, we have received approval from the PSCW to acquire and construct 125 MWs of additional solar-powered generation and 66 MWs of battery storage. See Note 8, Jointly-Owned Utility Facilities, for more information.

We have also filed requests with the PSCW to acquire and construct 122 MWs of solar-powered generation.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO implemented seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2025 through May 31, 2026 are as follows: 15.7% summer (June – August); 25.3% fall (September – November); 38.6% winter (December – February); and 38.8% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

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

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2025	2024	2023
Coal	$26.63	$25.86	$26.09
Natural gas combined cycle	26.76	19.75	31.88
Natural gas/oil peaking units	41.26	35.41	34.94
Purchased power	50.31	42.75	39.38

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

2025 Form 10-K	7	Wisconsin Public Service Corporation

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

Coal Supply

We diversify the coal supply for our jointly-owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2026, 46% of our total projected coal requirements of 3.9 million tons are contracted under fixed-price contracts. See Note 21, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2026	1,792
2027	550
2028	—

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

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Excluding planning capacity purchases, our power purchase commitments with unaffiliated parties consist of 100 MWs per year for 2026 through 2029. If necessary, we purchase planning capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2025, our generating plants performed as expected during the most demanding periods of the year, and all power purchase commitments under firm contract were received. During this period, we did not make any public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating our peaking generation. During this time, customers taking service under these interruptible programs can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

Competition

We face competition from various entities and other forms of energy sources available to customers, including self-generation by customers and alternative energy sources. We compete with other utilities for sales to municipalities and cooperatives as well as with other utilities and marketers for wholesale electric business.

2025 Form 10-K	8	Wisconsin Public Service Corporation

For more information on competition in our service territory, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

Natural Gas Utility Operations

We are authorized to provide retail natural gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities. We provide service to customers located in northeastern Wisconsin.

We provide service to residential and commercial and industrial customers. In addition, we offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include paper, food manufacturing, governmental, utilities, and education. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on natural gas sales volumes by customer class.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2025, 2024, and 2023, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our service territory experienced slightly higher weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2025 as compared to 2024. We currently forecast retail natural gas delivery volumes to decrease by 0.8% in 2026, as compared to 2025, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2025	2024	2023
Customers – end of year
Residential	313.2	310.5	307.6
Commercial and industrial	35.6	35.3	35.2
Transportation	0.9	1.0	1.0
Total customers	349.7	346.8	343.8

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

2025 Form 10-K	9	Wisconsin Public Service Corporation

We contract with interstate pipeline companies, as well as other service providers, to purchase firm transportation and storage services under varied-length long-term contracts. We believe that having diverse capacity and storage benefits our customers.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 9.4 million therms for the 2025 through 2026 heating season. Our peak daily send-out during 2025 was 6.7 million therms on January 20, 2025. Peak or near-peak demand generally occurs only a few times each year. Natural gas pipeline capacity and storage and natural gas supplies under contract can be resold in secondary markets. The secondary markets facilitate utilization of capacity and supply during times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRM. For information on our GCRM, see Note 1(d), Operating Revenues.

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

Competition

We face varying degrees of competition from other entities and other forms of energy available to consumers. Many large commercial and industrial customers have the ability to switch between natural gas and alternative fuels. Electrification initiatives or mandates are being considered or proposed by certain states and municipalities near our service territory. In addition, all of our customers have the opportunity to choose a natural gas supplier other than us. We offer natural gas transportation services for customers that elect to purchase natural gas directly from a third-party supplier. We continue to earn distribution revenues from these transportation customers for their use of our distribution system to transport natural gas to their facilities. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is offset by an equal reduction to natural gas costs.

For more information on competition in our service territory, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

2025 Form 10-K	10	Wisconsin Public Service Corporation

Methane Emission Reductions

We plan to achieve methane emission reductions through continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility system. The RNG supplied will directly replace higher emission methane from natural gas that would have entered our pipes.

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

Rates

Our retail electric and natural gas rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2025		2024		2023
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,313.9	91.5%	$1,154.2	92.8%	$1,211.2	92.3%
FERC – Wholesale	121.6	8.5%	90.2	7.2%	100.9	7.7%
Total	1,435.5	100.0%	1,244.4	100.0%	1,312.1	100.0%

Natural Gas – Wisconsin	401.4	100.0%	316.0	100.0%	369.3	100.0%
Total utility operating revenues	$1,836.9		$1,560.4		$1,681.4

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

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 23, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2025.

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

2025 Form 10-K	11	Wisconsin Public Service Corporation

given year exceeds the ROE authorized by the PSCW, the recovery of under-collected fuel and purchased power costs would be reduced by the amount by which our return exceeds the authorized amount.

Our natural gas utility operates under a GCRM as approved by the PSCW. Generally, the GCRM allows for a dollar-for-dollar recovery of prudently incurred natural gas costs.

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2025 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

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

Within MISO, transmission congestion is monetized and included within an LMP that is established through the energy market. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2025, through May 31, 2026. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has seasonal zonal resource adequacy requirements to ensure there is sufficient generation capacity to serve load within each zone and the MISO footprint. To meet this requirement, load-serving entities can own generation and demand response resources, acquire generation capacity through MISO's annual capacity auction, or acquire generation capacity through bilateral contracts. The zone in which our load resides, along with the MISO North region as a whole, has sufficient generation capacity resources to meet their respective planning reserve margins for the period between June 1, 2025 and May 31, 2026.

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

2025 Form 10-K	12	Wisconsin Public Service Corporation

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

2025 Form 10-K	13	Wisconsin Public Service Corporation

recruiting and development programs and priorities, receives updates on key talent, and assesses workforce composition across WEC Energy Group and its subsidiaries.

Workforce

As of December 31, 2025, we had 1,220 employees, including 876 that are represented under union agreements. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k) savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

Engagement

We are committed to ensuring a fair workplace and an engaged workforce. Our commitment is a core strategic competency and an integral part of our culture, with longstanding programs for individual development, reinforcement of our core values, and a recruitment strategy that is focused on building a deep talent pipeline to support our business needs. During 2025, we demonstrated this commitment through training and development of employees at all levels of the organization, our comprehensive merit review and succession planning processes, and a range of community partnerships. In addition, WEC Energy Group has a number of initiatives that promote workforce contributions and participation and ensure its companies, including us, are attractive employers for persons of all backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and education and training for all employees in order to develop and support inclusive teams. We are committed to a workplace free from bias and harassment. We also support external leadership and educational programs that support, train, and promote individuals in the communities we serve.

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

2025 Form 10-K	14	Wisconsin Public Service Corporation

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

Risks Related to Legislation and Regulation

Our business is significantly impacted by governmental legislation, regulation, and oversight.

We are subject to significant state, local, and federal governmental legislation and regulations, including regulations by the PSCW and the FERC. Legislation and regulation significantly influence our operating environment, may affect our ability to recover costs from utility customers, affect our ability to implement WEC Energy Group's corporate strategy, and cause us to incur substantial compliance and other costs. Changes in legislation or regulations, their interpretation, or the imposition of new legislation or regulations could also significantly impact our business operations. Many aspects of our operations are impacted by government legislation and regulations, including, but not limited to: the rates we charge our retail electric and natural gas customers; our authorized rate of return; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of debt securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

The rates we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent upon regulatory action, the outcome of which can be influenced by the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; and changes in the political, regulatory, or legislative environments. There is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery from or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured and is subject to review and approval by our regulators. If recovery is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

Changes in the local and national political, regulatory, and economic environment, including significant attention on energy affordability concerns, have had, and may in the future have, an adverse effect on regulatory decisions, which could impair our ability to recover costs historically collected from customers. These decisions, which may come from any level of government, may cause us to cancel or delay current or planned projects, to reduce or delay other planned capital expenditures, or to pay for investments or otherwise incur costs that we may not be able to recover through rates or otherwise.

We believe we have obtained the necessary permits, approvals, authorizations, certificates, and licenses for our existing operations, have complied in all material respects with all of their associated terms, and that our business is conducted in accordance with applicable laws. These permits, approvals, authorizations, certificates, and licenses may be revoked or modified by the agencies that granted them if facts develop that differ significantly from the facts assumed when they were issued. In addition, permits and other approvals and licenses are often granted for a term that is less than the expected life of the associated facility and may require periodic renewal, which may result in additional requirements being imposed by the granting agency. In addition, existing regulations may be revised or reinterpreted by federal, state, and local agencies, or these agencies may adopt new laws and regulations that apply to us. We cannot predict the impact on our business and operating results of any such actions by these agencies.

If we are unable to recover regulatory compliance costs or other associated costs in customer rates in a timely manner, or if we are unable to obtain, renew, or comply with these governmental permits, approvals, authorizations, certificates, or licenses, our results of operations and financial condition could be materially and adversely affected.

2025 Form 10-K	15	Wisconsin Public Service Corporation

We face significant costs to comply with existing and future environmental laws and regulations.

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, NOx, ozone and other pollutants), protection of natural resources, water quality, wastewater discharges, management of hazardous and toxic substances and solid wastes and soils, and climate change. Many of these rules are now the subject of a large deregulatory effort by the EPA and have resulted, and are expected to continue to result in, the adoption of new federal, state, and/or local level laws and regulations. Any EPA actions will require formal rulemaking proceedings and are likely to be subject to legal challenges. In addition, at the end of 2025, the President issued executive orders directing the DOE to issue orders keeping certain coal plants running for grid reliability despite utilities' plans to retire them. Future orders impacting our planned retirements of coal plants could impact our ability to execute on our capital plan and to meet our environmental goal. We continue to monitor the evolving regulatory landscape and standards for impacts on our business operations and financial condition.

We incur significant capital costs and expend operating resources to comply with environmental laws, regulations, and requirements, including costs associated with the installation of pollution control equipment; operating restrictions on our facilities; and environmental monitoring, emissions fees, and permits at our facilities. The operation of emission control equipment and compliance with rules regulating our intake and discharge of water could also increase our operating costs and reduce the generating capacity of our power plants. These regulations may create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels and our ability to continue operating certain generating units. Failure to comply with these laws, regulations, and requirements, even if caused by factors beyond our control, may result in the assessment of civil or criminal penalties and fines. We continue to assess the cost of compliance and to explore different compliance alternatives with these and other environmental regulations. The cost of compliance with these regulations, and other factors, has resulted in certain of our coal-fired electric generating units being retired or converted to an alternative type of fuel, and may impact the future operations of our existing fossil-fueled generation.

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

Our operations, capital expenditures, and financial results may be affected by the impact of greenhouse gas legislation, regulation, and our emission reduction goal.

There has been significant attention to issues concerning climate change as well as activism from certain stakeholders, including institutional investors and other sources of financing, to accelerate the transition to limit GHG emissions. Although the EPA is pursuing a large deregulatory effort of GHG laws and regulations, significant laws and regulations restricting emissions of GHGs

2025 Form 10-K	16	Wisconsin Public Service Corporation

continue to impact our current and planned operations. Costs associated with such legislation, regulation, and our emission reduction goal could be significant within our electric and natural gas operations. New or additional restrictive GHG legislation or regulations may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover compliance costs of these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. GHG legislation, regulation, or the emission reduction goal, as well as changes in the fuel markets and advances in technology, could make electric generating units uneconomic to maintain, may impact how we operate our existing fossil-fueled power plants, and could cause us to retire and replace units earlier than planned under the WEC Energy Group capital plan, which could lead to a possible loss on abandonment and reduced revenues.

In a movement toward electrification, certain states and municipalities near our service territory have passed legislation or are considering ordinances banning natural gas used in new construction in order to limit GHG emissions. There have also been efforts to restrict residential natural gas-fired appliances. Future actions like these to regulate GHG emissions in our service territory could increase the price of natural gas resulting in reduced demand for, and revenues from, natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery system, and adversely affect our ability to operate our natural gas facilities. The adoption of electrification initiatives and/or mandates could also result in an increase in electrical demand and increased investment costs for existing or new electrical systems. These types of initiatives and/or mandates could result in increased costs associated with permitting and siting of new technologies and delayed installation and start-up timelines. In addition, financial investments in older carbon-intensive technologies may not be fully realized.

WEC Energy Group has set a goal for its generation fleet, which includes us, to be net carbon neutral by the end of 2050. WEC Energy Group expects to be in a position to eliminate coal as an energy source by the end of 2032. In addition, we continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. The ability to achieve this goal depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility system, the ability to procure renewable thermal credits, legislative and regulatory support for renewable generation, the ability to maintain reliability with demand growth, and the ability of WEC Energy Group to execute its capital plan.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates under new beginning of construction rules. Solar and wind tax incentives can be denied for energy projects that use equipment beyond statutory guidelines from prohibited foreign entities or for taxpayers that exceed certain thresholds of equity or debt held by prohibited foreign entities.

Future changes to corporate tax rates or policies, including under Treasury Regulations and guidance issued in connection with the IRA and OBBBA, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing or limiting the use of solar and wind tax incentives and other tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. Under the IRA, a transferability option also allows us to sell these tax credits to third parties. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. Reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, or the imposition

2025 Form 10-K	17	Wisconsin Public Service Corporation

of additional taxes, tariffs, or other assessments related to renewable energy projects or the equipment necessary to generate or deliver it, may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, any of which could result in a material adverse impact on our financial condition and results of operations.

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

We are subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject us to higher operating costs. Noncompliance with the mandatory reliability standards could result in sanctions, including substantial monetary penalties, or damage to our reputation.

Risks Related to the Operation of Our Business

Public health crises, including epidemics and pandemics, could adversely affect our business functions, financial condition, liquidity, and results of operations.

Public health crises, including epidemics and pandemics, and any related government responses may adversely impact the economy and financial markets and could have a variety of adverse impacts on us, including a decrease in revenues; increased bad debt expense; increases in past due accounts receivable balances; and access to the capital markets at unreasonable terms or rates. These crises and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact WEC Energy Group's ability to implement its corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, or the inability to replace or maintain appropriate staffing. The extent to which future public health crises may affect us depends on factors beyond our knowledge or control. As a result, we are unable to determine the potential impact any such public health crises may have on our business plans and operations, liquidity, financial condition, and results of operations.

Our operations are subject to risks arising from the reliability and safety of our electric generation, transmission, and distribution facilities, natural gas infrastructure facilities, renewable energy facilities, and other facilities, as well as the reliability of third-party transmission providers.

Our financial performance depends on the successful operation of our electric generation and transmission, natural gas and electric distribution facilities, and renewable energy facilities. Inherent in electric generation and distribution and natural gas transportation and distribution activities are a variety of hazards and operational risks, including accidents, operator error, and the breakdown or failure of equipment or processes including leaks, accidental explosions, mechanical problems, fires, discharges or releases of toxic or hazardous substances or gases, and other environmental risks. Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; delays in the replacement of aging infrastructure; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cybersecurity intrusions.

The location of natural gas pipelines near populated areas could increase the level of damages resulting from these risks. Unplanned outages at our power plants may cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems.

2025 Form 10-K	18	Wisconsin Public Service Corporation

These hazards and operational risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, and impairment of operations. They may also subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. Any of these events could lead to substantial financial losses, including increased maintenance costs, unanticipated capital expenditures, and a reduction of revenues, which could materially and adversely affect our results of operations, financial condition, and cash flows.

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

Our operations are subject to various conditions that can result in fluctuations in energy sales to customers, including fluctuations in customer growth and general economic conditions in our service area, varying weather conditions, and energy conservation efforts.

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
•Weather conditions. Demand for electricity is greater in the summer and winter months when cooling and heating is necessary. Demand for natural gas peaks in the winter heating season. As a result, our overall results may fluctuate on a seasonal basis and could be negatively impacted by milder temperatures during the summer cooling season and winter heating season.
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

As part of our planning process, we estimate the impacts of changes in customer growth and general economic conditions, weather, and customer energy conservation efforts, but risks still remain. Any of these matters, as well as any regulatory delay in adjusting rates as a result of fluctuations in energy demand or the adoption of new technologies, could adversely impact our results of operations and financial condition. In addition, elimination or reduced financial support of programs that provide energy assistance to our customers, including the Low Income Home Energy Assistance Program, could impact the demand for energy and/or adversely impact our liquidity.

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

2025 Form 10-K	19	Wisconsin Public Service Corporation

unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as storms, including derecho events, with high winds, lightning, and hail, floods, drought, wild fires, tornadoes, snow and ice storms, or abnormal levels of precipitation. An extreme weather event could result in damage to distribution and transmission infrastructure, wind and solar generation facilities, or other operating equipment. This could result in us incurring significant restoration costs, and foregoing sales of energy and lost revenues. Extreme weather in summer could cause electric load to be interrupted or certain customers to be curtailed who participate in load management programs. Additionally, an extreme weather event could also cause the cost of natural gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although we have a regulatory mechanism in place for recovering all prudently incurred natural gas costs, our regulators could disallow recovery or order the refund of any costs determined to be imprudent.

Extreme weather may also result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs or unanticipated capital expenditures. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

Changes in WEC Energy Group's corporate strategy to combat climate change, including mitigation and adaptation efforts and technology advancement, may materially adversely impact our results of operations and cash flows.

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders.

Our ability to execute WEC Energy Group's corporate strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors, and other stakeholders. Those expectations are based in part on the core fundamentals of affordability and reliability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services, and offerings. Efforts to roll back certain environmental rules and social policies and programs may conflict with the expectations of our customers, regulators, or investors, creating additional uncertainty as we look to balance our stakeholders' competing priorities, and could lead to litigation and government investigations. Failure to meet these expectations or to adequately address the risks and external pressures may impact our reputation and affect our ability to achieve favorable outcomes in future rate cases or our results of operations. Furthermore, the increasing use of social media may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations, and financial condition.

Our operations and WEC Energy Group's corporate strategy may be adversely affected by supply chain disruptions, inflation, and tariffs.

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Increased tensions between the United States and other countries, as well as new, protracted, or escalating regional or international conflicts, could result in domestic and global supply chain disruptions that delay the delivery, or result in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement WEC Energy Group's corporate strategy for continued utility and infrastructure growth, including our renewable energy projects.

Prices of equipment, materials, and other resources have increased and may continue to increase in the future, as a result of supply chain disruptions, inflation, and tariffs. Further governmental actions related to trade policy could exacerbate global supply chain disruptions and/or inflation. Increased costs for labor, materials, and services, as a result of supply chain disruptions, inflation, or tariffs, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our business operations, financial condition, and/or capital plan.

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

2025 Form 10-K	20	Wisconsin Public Service Corporation

facilities as part of the WEC Energy Group capital plan and its goal to be net carbon neutral by the end of 2050. In addition, we continue to invest in technology and the development of software applications to support our business.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and delays, increasing material costs, government regulations and tariffs, and other factors, could impact the timing of completion of our renewable projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; inflation; tariffs; the impact of public health crises; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

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

2025 Form 10-K	21	Wisconsin Public Service Corporation

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

We are using AI primarily through services provided by our third party vendors. In addition, we are exploring the use of AI, including generative AI, and its ability to enhance the services we offer. There are significant risks involved in developing and deploying AI, and there can be no assurance that the use of AI will enhance our services or be beneficial to our business, including with respect to the efficiency and resiliency of our systems. Our AI-related efforts may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. In addition, the adoption of AI may subject us to new or enhanced governmental or regulatory scrutiny, laws, rules, directives, or regulations governing the use of AI, as well as litigation, ethical concerns, negative customer perceptions as to automation and AI, legal liability or other complications that could adversely affect our business, reputation, or financial results. We may not be able to recover our investments in AI technology through our regulatory proceedings. Similarly, as AI continues to evolve, we may not be able to adopt and implement AI as quickly as our customers or communities desire or regulators may require. AI is a relatively new and rapidly evolving technology, and we are unable to predict all of the risks that may result from our and our vendors' adoption of AI initiatives.

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

2025 Form 10-K	22	Wisconsin Public Service Corporation

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

2025 Form 10-K	23	Wisconsin Public Service Corporation

Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, on competitive terms and rates. An increase in interest rates may adversely affect our results of operations and our ability to earn our approved rate of return. High interest rates may also impair our ability to cost-effectively finance capital expenditures and to refinance maturing debt.

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
•Changes in tax policy;
•Changes in investment criteria of institutional investors or banks;
•War or the threat of war;
•Growth in AFUDC during periods of significant construction; and
•The overall health and view of the utility and financial institution industries.

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

2025 Form 10-K	24	Wisconsin Public Service Corporation

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

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in law in Wisconsin could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. Increased competition in these markets could have a material adverse financial impact on us.

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC-approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. MISO also implemented an ancillary services market for operating reserves that schedules energy and ancillary services at the same time as part of the energy market. These market designs have the potential to increase costs related to transmission, inefficient generation dispatching, participation in the MISO Energy Markets, and estimated payment settlements.

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

2025 Form 10-K	25	Wisconsin Public Service Corporation

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

WEC Energy Group's Board of Directors is responsible for general oversight of the risk environment and associated management policies and practices of WEC Energy Group and its subsidiaries, including us. The WEC Energy Group Board of Directors has delegated to its AOC the responsibility for oversight of our major risk categories and exposures, including with respect to cybersecurity, and management's processes to monitor and control them. The AOC meets regularly throughout the year and receives and reviews various risk management reports about IT/OT cybersecurity, data security, and physical security risks, and discusses these matters with appropriate management and other personnel. WEC Energy Group's CEO (who also serves as our CEO) and its CAO regularly report to the AOC and the WEC Energy Group Board of Directors about cybersecurity matters and risks as well as the adequacy and effectiveness of the cybersecurity risk management program.

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

WEC Energy Group's CAO is responsible for enterprise-wide information technology services and cybersecurity system strategy. In this capacity, the CAO oversees the cybersecurity risk management program, which is maintained and implemented by the Enterprise Security Director. WEC Energy Group's CAO has 26 years of experience at the company, during which time she has held a number of management and leadership positions, including Chief Information Officer, through which she has developed expertise in WEC Energy Group's IT/OT cybersecurity, data security, and physical security environment and risk profile.

The Enterprise Security Director, in collaboration with her team, is responsible for IT/OT cybersecurity, data security, and physical security. The Enterprise Security Director identifies, evaluates, and facilitates mitigation of cyber, data, and physical security risks and reports on cybersecurity matters and risks to the ERSC and the AOC. The Enterprise Security Director has over 28 years of

2025 Form 10-K	26	Wisconsin Public Service Corporation

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

As part of the cybersecurity program, WEC Energy Group has adopted a cybersecurity incident response plan (the “Plan”) designed to identify, evaluate, respond to, and resolve cybersecurity incidents impacting IT/OT systems. Pursuant to the terms of the Plan, WEC Energy Group has established a CSIRT Steering Committee which includes, among others, WEC Energy Group's Chief Financial Officer (who also serves as our Chief Financial Officer), CAO, and the Enterprise Security Director. The CSIRT Steering Committee is responsible for overseeing and implementing the Plan in the event of a cybersecurity threat or incident and provides updates regarding the status of the response to senior management, including WEC Energy Group's CEO, who provides updates and reports regarding cybersecurity incidents to the AOC and/or the WEC Energy Group Board of Directors at regularly scheduled meetings or more frequently, as needed.

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

2025 Form 10-K	27	Wisconsin Public Service Corporation

Electric Facilities

The following table summarizes information on our electric generation facilities, including wholly owned and jointly owned facilities, as of December 31, 2025:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Natural gas-fired plants
Fox Energy Center	Wrightstown, WI	Natural Gas	3	579
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	170
West Marinette Power Plant	Marinette, WI	Natural Gas	3	149
Whitewater	Whitewater, WI	Natural Gas/Oil	1	117	(2)
Pulliam	Green Bay, WI	Natural Gas	1	82
Weston	Rothschild, WI	Natural Gas	7	65	(2)
Total natural gas-fired plants			16	1,162
Coal-fired plants
Weston	Rothschild, WI	Coal	2	699	(2) (5)
Columbia	Portage, WI	Coal	2	306	(2)
Total coal-fired plants			4	1,005
Wind facilities
Crane Creek Wind Park	Howard County, IA	Wind	66	99
Red Barn	Grant County, WI	Wind	28	82	(2)
Forward Wind	Fond du Lac County, WI	Wind	86	62	(2)
Total wind facilities			180	243
Solar facilities
Two Creeks	Manitowoc County WI	Solar	48	100	(2)
Badger Hollow I	Iowa County, WI	Solar	41	100	(2)
Darien	Rock and Walworth counties, WI	Solar	65	37	(2)
Paris	Kenosha County, WI	Solar	53	30	(2)
DER facility	Oneida County, WI	Solar	3	8	(6)
Total solar facilities			210	275
Other renewable facilities
Hydro plants (17 in number)	WI	Hydro	50	45	(3) (4)
Total other renewable facilities			50	45
Total system			460	2,730

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2026 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    We jointly own these facilities with various other affiliated and unaffiliated entities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on our percent of ownership. See Note 8, Jointly-Owned Utility Facilities, for more information.

(3)     All of our hydroelectric facilities follow FERC guidelines and/or regulations.

(4)    WRPC owns and operates the Castle Rock and Petenwell units. We hold a 50.0% ownership interest in WRPC and are entitled to 50.0% of the total capacity at Castle Rock and Petenwell. Our share of capacity for Castle Rock and Petenwell is 7.0 MWs and 10.3 MWs, respectively.

(5)    WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation, which includes the planned retirement of Weston Unit 3.

(6)    DER facilities are distribution system interconnected solar projects that are typically 5-10 MWs each.

2025 Form 10-K	28	Wisconsin Public Service Corporation

As of December 31, 2025, we operated approximately 13,600 miles of overhead distribution lines and approximately 9,500 miles of underground distribution cable, as well as 118 electric distribution substations and approximately 312,200 line transformers.

Battery Energy Storage Systems

We also own 16.5 MWs of BESS at Paris located in Kenosha County, WI which was completed in June 2025.

Natural Gas Facilities

At December 31, 2025, our natural gas properties were located in northeastern Wisconsin and consisted of the following:

•Approximately 8,600 miles of natural gas distribution mains,
•Approximately 250 miles of natural gas transmission mains,
•Approximately 319,800 natural gas lateral services, and
•Approximately 100 natural gas distribution and transmission gate stations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2025 Form 10-K	29	Wisconsin Public Service Corporation

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

Corporate Strategy

We are working to build and sustain long-term value for our customers and WEC Energy Group's shareholders by supporting economic growth in our region while focusing on the fundamentals of our business: reliability, operating efficiency, financial discipline, environmental stewardship, exceptional customer care, and safety. WEC Energy Group's capital plan provides a roadmap to achieve this goal. It is a plan premised upon maintaining superior reliability, delivering savings for customers, and growing WEC Energy Group's and our investment in the future of energy.

Throughout its strategic planning process, WEC Energy Group takes into account important developments, risks and opportunities, including new technologies, customer preferences and affordability, energy resiliency efforts, and sustainability.

Supporting Economic Growth Within Our Communities

Our service territory is starting to see economic growth, and WEC Energy Group anticipates continued electric demand growth in the years ahead. To meet the anticipated electric demand growth, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. WEC Energy Group's capital plan addresses that demand with a range of planned investments in natural gas-fired generation, renewables, and battery storage. WEC Energy Group plans on investing approximately $5.4 billion from 2026 to 2030 in efficient natural gas-fired generation and approximately $12.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments to be made by either us or WE based on specific customer needs:

•3,850 MWs of utility-scale solar;
•2,130 MWs of battery storage; and
•555 MWs of wind.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

WEC Energy Group's capital plan also reflects the planned retirement of older, fossil-fueled generation, which it expects to replace with the natural gas-fired generation and zero-carbon-emitting renewables discussed above. These retirements are intended to address compliance with EPA regulations established under the CAA, as well as contribute to meeting WEC Energy Group's and our goal to reduce CO2 emissions from our electric generation. Over the long-term, the goal is to achieve net carbon neutral electric generation by the end of 2050. WEC Energy Group expects to achieve this goal by continuing to make operating refinements, retiring

2025 Form 10-K	30	Wisconsin Public Service Corporation

less efficient generating units, and executing its capital plan. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

As part of our path toward this goal, we have started implementing co-firing with natural gas at Weston Unit 4. Additionally, WEC Energy Group has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of Weston Unit 3. In conjunction with WEC Energy Group's new capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, and continue to evaluate the conversion of both units to natural gas. See Note 7, Property, Plant, and Equipment, for more information.

When taken together, the retirements and new investments in natural gas generation and renewables should better balance WEC Energy Group's supply with its demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution systems and using RNG throughout its natural gas utility systems. In 2023, we began transporting the output of local dairy farms onto our natural gas distribution system. The RNG supplied is replacing higher-emission methane from natural gas that would have entered our pipes.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the WEC Energy Group capital plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

Below are a few examples of projects that are proposed, currently underway, or recently completed.

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

•The WEC Energy Group capital plan includes $2.9 billion of investments in BESSs from 2026 to 2030, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•We continue to upgrade our electric and natural gas distribution systems to enhance reliability and storm hardening.

WEC Energy Group expects to spend approximately $7.1 billion and $4.7 billion on reliability related to natural gas and electric distribution projects, respectively, from 2026 to 2030, with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under the WEC Energy Group capital plan. For example, we are making progress on our advanced metering infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for customer connections and enhances outage management capabilities.

Through WEC Energy Group's multiyear Energy Delivery Program, we are planning to implement capabilities and standard processes for customer service, natural gas and electric operations, work management, and field operations. This includes improvements to outage management, geographic information systems, and work and asset management systems, as well as the implementation of new capabilities through advanced distribution management systems.

2025 Form 10-K	31	Wisconsin Public Service Corporation

WEC Energy Group continues to focus on integrating the resources of all its businesses and improving its business processes to find the best and most efficient processes possible, including evaluating the use of AI tools. WEC Energy Group expects these efforts to continue to drive operational efficiency and to put it in a position to effectively support plans for future growth.

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, and quality credit ratings. We work to earn allowed rates of return through a focus on cost control and strategic investment.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information.

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

Safety

Safety is one of our core values and a critical component of our culture. We are committed to keeping our employees and the public safe through a comprehensive corporate safety program that focuses on employee engagement and elimination of at-risk behaviors. To further protect public safety, we monitor the integrity of our distribution systems, have emergency response and business continuity plans in place, and provide key safety information to customers, contractors, and first responders.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2025 with the year ended December 31, 2024. For a similar discussion that compares our results for the year ended December 31, 2024 with the year ended December 31, 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations in Part II of our 2024 Annual Report on Form 10-K, which was filed with the SEC on February 21, 2025.

Earnings

Our earnings for the year ended December 31, 2025 were $293.6 million, compared with $252.9 million for the year ended December 31, 2024. See below for additional information on the $40.7 million increase in earnings.

2025 Form 10-K	32	Wisconsin Public Service Corporation

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

Utility Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2025	2024	B (W)
Operating revenues	$1,836.9	$1,560.4	$276.5

Operating expenses
Cost of sales (1)	609.3	485.3	(124.0)
Other operation and maintenance	480.5	440.3	(40.2)
Depreciation and amortization	268.0	238.5	(29.5)
Property and revenue taxes	44.3	46.9	2.6
Operating income	434.8	349.4	85.4

Other income, net	17.9	48.2	(30.3)
Interest expense	94.3	95.0	0.7
Income before income taxes	358.4	302.6	55.8

Income tax expense	66.3	51.2	(15.1)
Net income	$292.1	$251.4	$40.7

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$239.2	$210.6	$(28.6)
Transmission (1)	181.9	162.4	(19.5)
Regulatory amortizations and other pass through expenses (2)	54.6	69.8	15.2
Earnings sharing mechanism (3)	4.8	(2.5)	(7.3)
Total other operation and maintenance	$480.5	$440.3	$(40.2)

(1)    Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2025 and 2024, $190.2 million and $175.4 million, respectively, of costs were billed to us by transmission providers.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

2025 Form 10-K	33	Wisconsin Public Service Corporation

(3)    Represents operation and maintenance associated with the earnings sharing mechanism we have in place. See Note 23, Regulatory Environment, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Electric Sales Volumes (MWh - in thousands)	2025	2024	B (W)
Customer class
Residential	3,071.7	2,940.4	131.3
Small commercial and industrial	4,067.2	4,028.2	39.0
Large commercial and industrial	3,919.2	3,810.9	108.3
Other	21.1	21.7	(0.6)
Total retail	11,079.2	10,801.2	278.0
Wholesale	1,079.7	1,073.7	6.0
Resale	921.1	754.5	166.6
Total sales in MWh	13,080.0	12,629.4	450.6

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2025	2024	B (W)
Customer class
Residential	261.1	218.8	42.3
Commercial and industrial	204.9	165.7	39.2
Total retail	466.0	384.5	81.5
Transportation	496.9	474.8	22.1
Total sales in therms	962.9	859.3	103.6

	Year Ended December 31
Weather (Degree Days) (1)	2025	2024	B (W)
Heating (7,210 Normal)	7,217	6,015	20.0%
Cooling (580 Normal)	653	608	7.4%

(1)    Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

2025 Form 10-K	34	Wisconsin Public Service Corporation

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Year Ended December 31
(in millions)	2025	2024	B (W)
Electric revenues	$1,435.5	$1,244.4	$191.1
Natural gas revenues	401.4	316.0	85.4
Operating revenues	1,836.9	1,560.4	276.5

Operating expenses
Fuel and purchased power	(392.0)	(321.5)	(70.5)
Cost of natural gas sold	(217.3)	(163.8)	(53.5)
Other operation and maintenance (1)	(346.2)	(296.2)	(50.0)
Depreciation and amortization	(268.0)	(238.5)	(29.5)
Property and revenue taxes	(44.3)	(46.9)	2.6
Gross margin (GAAP)	569.1	493.5	75.6

Other operation and maintenance (1)	346.2	296.2	50.0
Depreciation and amortization	268.0	238.5	29.5
Property and revenue taxes	44.3	46.9	(2.6)
Utility margin (non-GAAP)	$1,227.6	$1,075.1	$152.5

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units, transmission, distribution, and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $75.6 million during 2025, compared with 2024, and utility margin (non-GAAP) increased $152.5 million during 2025, compared with 2024. Both measures were driven by:

•A $115.2 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025. See Note 23, Regulatory Environment, for more information.

•A $33.7 million increase in margins related to higher sales volumes, driven by the impact of favorable weather during 2025, compared with 2024. As measured by heating degree days, 2025 was 20.0% colder than 2024. As measured by cooling degree days, 2025 was 7.4% warmer than 2024.

•A $4.6 million increase in margins driven by increased capacity rates related to wholesale volumes.

These increases in margins were partially offset by a $3.3 million year-over-year negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $29.5 million increase in depreciation and amortization expense;

•A $20.1 million increase in other operating and maintenance related to our power plants;

•A $19.5 million increase in transmission expense; and

•An $11.1 million increase in electric and natural gas distribution expenses.

2025 Form 10-K	35	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $67.1 million during 2025, compared with 2024. The significant factors impacting the increase in other operating expenses were:

•A $29.5 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on WEC Energy Group's capital plan.

•A $20.1 million increase in other operating and maintenance related to our power plants, driven by the resolution of certain items as a result of our December 2024 rate order approved by the PSCW, outages at the Weston coal-fired generation facility, and inspections at the Fox Energy Center natural gas-fired facility, as well as new renewable generation facilities placed in service during 2025.

•A $19.5 million increase in transmission expense as approved by the PSCW in our Wisconsin rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•An $11.1 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems and storm restoration.

•A $7.3 million increase in expense related to the earnings sharing mechanisms in place, as discussed in the notes under the other operation and maintenance table above. See Note 23, Regulatory Environment, for more information.

These increases in other operating expenses were partially offset by a $15.2 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net decreased $30.3 million during 2025, compared with 2024, driven by a $31.5 million negative impact from the non-service components of our net periodic pension and OPEB costs. In accordance with our December 2024 PSCW rate order, in 2025 we began amortizing our pension and OPEB costs that were previously deferred under escrow accounting. During 2025, we amortized $22.5 million of the previously deferred non-service costs as we are now collecting these costs in rates. See Note 19, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense decreased $0.7 million during 2025, compared with 2024, driven by both lower average short-term debt balances and interest rates. This decrease was partially offset by the impact of our long-term debt issuance in December 2024.

Income Tax Expense

Income tax expense increased $15.1 million during 2025, compared with 2024, driven by higher pre-tax income.

Other Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2025	2024	B (W)
Net income	$1.5	$1.5	$—

2025 Form 10-K	36	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our business and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2025 with the year ended December 31, 2024. For a similar discussion that compares our cash flows for the year ended December 31, 2024 with the year ended December 31, 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2024 Annual Report on Form 10-K, which was filed with the SEC on February 21, 2025.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$514.4	$532.9	$(18.5)
Investing activities	(681.2)	(486.9)	(194.3)
Financing activities	166.0	(45.9)	211.9

Operating Activities

Net cash provided by operating activities decreased $18.5 million during 2025, compared with 2024, driven by:

•A $25.4 million decrease in cash from higher payments for fuel and purchased power at our generation plants during 2025, compared with 2024, primarily driven by the higher per-unit cost of natural gas.

•A $9.8 million decrease in cash from higher cash paid for income taxes driven by higher taxable income during 2025, compared with 2024.

These decreases in net cash provided by operating activities were partially offset by:

•An $11.0 million increase in cash related to lower payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable during 2025, compared with 2024.

•An $8.0 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during 2025, compared with 2024.

Investing Activities

Net cash used in investing activities increased $194.3 million during 2025, compared with 2024, driven by a $210.6 million increase in cash paid for capital expenditures, which is discussed in more detail below.

This increase in net cash used in investing activities was partially offset by:

•Proceeds of $9.8 million received from the cash surrender of life insurance during 2025. There were no proceeds received from the cash surrender of life insurance during 2024.

•A $6.2 million increase in cash received from ATC for the reimbursement of transmission infrastructure upgrades during 2025, compared with 2024.

2025 Form 10-K	37	Wisconsin Public Service Corporation

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2025	2024	Change in 2025 Over 2024
Capital expenditures	$704.4	$493.8	$210.6

The increase in cash paid for capital expenditures during 2025, compared with 2024, was driven by higher payments for renewable energy projects and our electric distribution system. These increases in capital expenditures were partially offset by decreased payments for construction of our service center completed in October 2024.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash related to financing activities increased $211.9 million during 2025, compared with 2024, driven by:

•A $415.0 million increase in equity contributions received from our parent during 2025, compared with 2024, to balance our capital structure.

•A $345.8 million increase in cash due to $97.5 million of net borrowings of commercial paper during 2025, compared with $248.3 million of net repayments of commercial paper during 2024.

•A $50.0 million increase in cash due to lower dividends paid to our parent during 2025, compared with 2024, to balance our capital structure.

These increases in cash were partially offset by:

•A $300.0 million decrease in cash due to the retirement of long-term debt during 2025. We did not retire any long-term debt during 2024.

•A $299.8 million decrease in cash due the issuance of long-term debt during 2024. We did not issue any long-term debt during 2025.

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

2025 Form 10-K	38	Wisconsin Public Service Corporation

Significant Capital Projects

We have several capital projects and acquisitions that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental and regulatory requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 21, Commitments and Contingencies.

(in millions)
2026	$706.3
2027	959.0
2028	999.4
Total	$2,664.7

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. In addition, we continue to upgrade our electric and natural gas distribution systems to enhance reliability. Below are the anticipated amounts for the next three years for generation, LNG, and distribution projects that are proposed or currently underway.

(in millions)	2026	2027	2028
Generation:
Solar	$116.6	$235.3	$170.2
Wind	17.9	34.6	72.7
Battery	42.9	42.3	2.0
Thermal	7.2	125.7	112.7
Other	164.6	137.2	147.0
LNG	—	—	50.0
Distribution:
Electric distribution	248.3	268.4	305.7
Gas distribution	108.8	115.5	139.1
Total	$706.3	$959.0	$999.4

The DOC set duties on solar panels and cells imported from four southeast Asian countries and is investigating additional AD/CVD allegations relating to Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and its current investigation, as well as CBP actions, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources — Regulatory, Legislative, and Legal Matters — Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt as of December 31, 2025:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments due on long-term debt	$1,293.8	$78.8	$157.2	$136.6	$921.2

2025 Form 10-K	39	Wisconsin Public Service Corporation

Common Stock Dividends

During the years ended December 31, 2025, 2024, and 2023, we paid common stock dividends of $120.0 million, $170.0 million, and $255.0 million, respectively, to the sole holder of our common stock, Integrys. Any payment of future dividends is subject to approval by our Board of Directors and is dependent upon future earnings, capital requirements, and financial and other business conditions. In addition, various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Integrys in the form of cash dividends, loans, or advances. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future. See Note 11, Common Equity, for more information related to these restrictions and our other common stock matters.

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

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$37.2	$26.1	$9.1	$2.0	$—

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to land leases for our renewable generation projects. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 19, Employee Benefits, for our expected contributions in 2026 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2025 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 9, Asset Retirement Obligations, Note 16, Income Taxes, and Note 21, Commitments and Contingencies, respectively.

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

2025 Form 10-K	40	Wisconsin Public Service Corporation

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

The amount, type, and timing of any financings in 2026, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation.

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

Although not the case as of December 31, 2025, our current liabilities sometimes exceeded our current assets. If this occurs, we do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our commercial paper, credit facility, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2025, these trusts had investments of approximately $1.0 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 19, Employee Benefits.

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At December 31, 2025, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

2025 Form 10-K	41	Wisconsin Public Service Corporation

In November 2025, Moody's changed our rating outlook from stable to negative. The negative outlook reflects the change in our financial ratios during 2025 along with the growing leverage associated with our investments. Moody's also affirmed our ratings, including our A2 Issuer and senior unsecured ratings and Prime-1 commercial paper rating.

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

2025 Form 10-K	42	Wisconsin Public Service Corporation

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

United States Department of Commerce Complaints

Starting in June 2024, the DOC began applying duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, with the potential for enhanced duties in certain circumstances, based on final findings by both the DOC and the USITC in their AD/CVD investigations that Chinese manufacturers were shifting products to those four Southeast Asian countries to avoid tariffs required on products imported from China.

In April 2025, based upon investigation in response to a new petition, the DOC reached affirmative findings that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

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

Renewable Energy Legislation

Infrastructure Investment and Jobs Act

In November 2021, the Infrastructure Investment and Jobs Act was signed into law and provides for approximately $1.2 trillion of federal spending through 2026, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. Funding from this Act supports the work we are doing to reduce GHG emissions and to strengthen and protect the energy grid. In January 2025, disbursement of funds was paused until agency heads can determine whether grants, loans, contracts, and other disbursements are consistent with the current administration's energy policy. In some cases, the pause has disrupted, and could continue to disrupt, funding, temporarily or permanently, for infrastructure projects already in progress, may cause project delays and cancellations, and may impact continuing payment obligations for downstream contractors and suppliers.

2025 Form 10-K	43	Wisconsin Public Service Corporation

Inflation Reduction Act

In August 2022, the IRA was signed into law and provides for $258 billion in energy-related provisions over a 10-year period. The IRA has helped reduce our cost of investing in projects that will support our commitment to reduce emissions and provide affordable, reliable, and clean energy for our communities. We and our customers have benefited from the IRA’s provisions to extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and allow companies to transfer tax credits generated from renewable projects.

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

One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements. The incentives can also be denied for taxpayers that exceed certain thresholds of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the U.S. Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. WEC Energy Group's capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

Environmental Matters

See Note 21, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, and land quality.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact of increasing tensions between the U.S. and other countries and new, protracted or escalating regional and international conflicts on the global economy, supply chains, and fuel prices.

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

2025 Form 10-K	44	Wisconsin Public Service Corporation

with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. See Note 5, Credit Losses, for more information on our mechanism that allows for cost recovery or refund of uncollectible expense.

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory, as measured by degree days, can be found in Results of Operations.

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

Based on our variable rate debt outstanding at December 31, 2025 and 2024, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $1.6 million and $0.6 million in 2025 and 2024, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2025	Expected Return on Assets in 2026
Pension trust funds	$740.3	6.75%
OPEB trust funds	$303.0	6.50%

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

2025 Form 10-K	45	Wisconsin Public Service Corporation

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

Changes to United States Trade Policy (Tariff Activity)

The U.S. continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the U.S. and foreign trade policies. Both the U.S. and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

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

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and WEC Energy Group's corporate strategy may be adversely affected by supply chain disruptions, inflation, and tariffs.

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

2025 Form 10-K	46	Wisconsin Public Service Corporation

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

At July 1, 2025, the fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

2025 Form 10-K	47	Wisconsin Public Service Corporation

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

See Note 7, Property, Plant, and Equipment, for more information on our generating units probable of being retired. See Note 6, Regulatory Assets and Liabilities, for more information on our retired generating units.

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

Pension and OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods. Changes in benefit costs are mitigated through the requirement that we implement escrow accounting treatment for pension and OPEB costs, as required by rate orders issued by the PSCW. See Note 23, Regulatory Environment, for more information on our rates.

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2025 Pension Cost
Discount rate	(0.5)	$31.3	$(0.6)
Discount rate	0.5	(28.0)	0.6
Rate of return on plan assets	(0.5)	N/A	3.7
Rate of return on plan assets	0.5	N/A	(3.7)

2025 Form 10-K	48	Wisconsin Public Service Corporation

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2025 Postretirement Benefit Cost
Discount rate	(0.5)	$8.3	$—
Discount rate	0.5	(7.5)	(0.6)
Health care cost trend rate	(0.5)	(6.2)	(1.1)
Health care cost trend rate	0.5	7.0	0.6
Rate of return on plan assets	(0.5)	N/A	1.4
Rate of return on plan assets	0.5	N/A	(1.4)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.75% in 2025, 2024, and 2023, respectively. The actual rate of return on pension plan assets, net of fees, was 9.54%, 4.28%, and 10.43% in 2025, 2024, and 2023, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $86.2 million and $65.8 million as of December 31, 2025 and 2024, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

2025 Form 10-K	49	Wisconsin Public Service Corporation

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

We expect our 2026 annual effective tax rate to be between 15.5% and 16.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2025 Form 10-K	50	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Wisconsin Public Service Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wisconsin Public Service Corporation (the "Company") as of December 31, 2025 and 2024, the related statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Liabilities - Impact of rate regulation on financial statements — Refer to Notes 6 and 23 to the financial statements

Critical Audit Matter Description

The Company is subject to regulation by state and federal regulatory bodies (collectively the “Commissions”) which have jurisdiction with respect to the rates of electric and gas utilities. Management has determined the Company meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic of the Financial Accounting Standards Board’s Accounting Standard Codification.

2025 Form 10-K	51	Wisconsin Public Service Corporation

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following procedures, among others:

•We tested the effectiveness of management’s controls over regulatory assets and liabilities, including management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred reported as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 20, 2026

We have served as the Company's auditor since 2002.

2025 Form 10-K	52	Wisconsin Public Service Corporation

B. INCOME STATEMENTS

Year Ended December 31
(in millions)	2025	2024	2023
Operating revenues	$1,836.9	$1,560.4	$1,681.4

Operating expenses
Cost of sales	609.3	485.3	606.8
Other operation and maintenance	480.5	440.3	434.3
Depreciation and amortization	268.0	238.5	226.9
Property and revenue taxes	44.3	46.9	47.4
Total operating expenses	1,402.1	1,211.0	1,315.4

Operating income	434.8	349.4	366.0

Other income, net	19.9	50.1	45.9
Interest expense	94.3	95.0	89.0
Other expense	(74.4)	(44.9)	(43.1)

Income before income taxes	360.4	304.5	322.9
Income tax expense	66.8	51.6	62.7
Net income	$293.6	$252.9	$260.2

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2025 Form 10-K	53	Wisconsin Public Service Corporation

C. BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$0.7	$1.5
Accounts receivable and unbilled revenues, net of reserves of $7.8 and $8.6, respectively	293.9	225.1
Accounts receivable from related parties	26.6	29.6
Materials, supplies, and inventories	170.6	167.1
Prepaid taxes	44.9	57.4
Other prepayments	7.7	8.2
Other	18.0	13.8
Current assets	562.4	502.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,320.2 and $2,190.8, respectively	6,611.6	6,139.2
Regulatory assets	446.2	449.7
Goodwill	36.4	36.4
Pension and OPEB assets	357.7	328.9
Other	40.3	38.8
Long-term assets	7,492.2	6,993.0
Total assets	$8,054.6	$7,495.7

Liabilities and Equity
Current liabilities
Short-term debt	$159.5	$62.0
Current portion of long-term debt	—	300.0
Accounts payable	129.6	118.9
Accounts payable to related parties	79.0	77.5
Accrued payroll and vacation	28.8	25.1
Customer credit balances	42.4	33.7
Other	40.1	27.9
Current liabilities	479.4	645.1

Long-term liabilities
Long-term debt	1,959.3	1,958.0
Finance lease obligations	77.8	65.7
Deferred income taxes	1,034.2	996.9
Deferred ITCs	77.9	68.2
Regulatory liabilities	643.4	696.3
Environmental remediation liabilities	104.7	77.3
AROs	205.8	191.2
Other	96.6	85.2
Long-term liabilities	4,199.7	4,138.8

Commitments and contingencies (Note 21)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	2,347.3	1,857.2
Retained earnings	932.6	759.0
Common shareholder's equity	3,375.5	2,711.8
Total liabilities and equity	$8,054.6	$7,495.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2025 Form 10-K	54	Wisconsin Public Service Corporation

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2025	2024	2023
Operating activities
Net income	$293.6	$252.9	$260.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	268.0	238.5	226.9
Deferred income taxes and ITCs, net	36.9	52.5	44.9
Pension and OPEB income	(12.2)	(8.0)	(7.6)
Change in –
Accounts receivable and unbilled revenues, net	(75.2)	6.2	47.8
Materials, supplies, and inventories	(3.5)	4.0	(1.8)
Prepaid taxes	12.5	(8.5)	9.5
Collateral on deposit	(4.1)	10.3	10.7
Other current assets	0.5	(1.8)	2.0
Accounts payable	13.0	(13.2)	(45.4)
Amounts refundable to customers	11.1	(8.2)	(1.4)
Other current liabilities	9.5	9.2	5.0
Other, net	(35.7)	(1.0)	24.9
Net cash provided by operating activities	514.4	532.9	575.7

Investing activities
Capital expenditures	(704.4)	(493.8)	(453.8)
Acquisition of Whitewater	—	—	(38.0)
Acquisition of Red Barn	—	(2.1)	(143.8)
Proceeds from cash surrender value of life insurance	9.8	—	—
Reimbursement for ATC's transmission infrastructure upgrades	6.6	0.4	0.1
Other, net	6.8	8.6	(2.5)
Net cash used in investing activities	(681.2)	(486.9)	(638.0)

Financing activities
Retirement of long-term debt	(300.0)	—	—
Issuance of long-term debt	—	299.8	—
Change in short-term debt	97.5	(248.3)	115.4
Payment of dividends to parent	(120.0)	(170.0)	(255.0)
Equity contribution from parent	490.0	75.0	165.0
Other, net	(1.5)	(2.4)	(0.2)
Net cash provided by (used in) financing activities	166.0	(45.9)	25.2

Net change in cash, cash equivalents, and restricted cash	(0.8)	0.1	(37.1)
Cash, cash equivalents, and restricted cash at beginning of year	1.5	1.4	38.5
Cash, cash equivalents, and restricted cash at end of year	$0.7	$1.5	$1.4

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2025 Form 10-K	55	Wisconsin Public Service Corporation

E. STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3
Net income	—	—	260.2	260.2
Equity contribution from parent	—	165.0	—	165.0
Payment of dividends to parent	—	—	(255.0)	(255.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at December 31, 2023	$95.6	$1,782.0	$676.1	$2,553.7
Net income	—	—	252.9	252.9
Equity contribution from parent	—	75.0	—	75.0
Payment of dividends to parent	—	—	(170.0)	(170.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at December 31, 2024	$95.6	$1,857.2	$759.0	$2,711.8
Net income	—	—	293.6	293.6
Equity contribution from parent	—	490.0	—	490.0
Payment of dividends to parent	—	—	(120.0)	(120.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at December 31, 2025	$95.6	$2,347.3	$932.6	$3,375.5

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2025 Form 10-K	56	Wisconsin Public Service Corporation

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

These financial statements reflect our proportionate interests in certain jointly owned utility facilities. See Note 8, Jointly-Owned Utility Facilities, for more information. Investments in companies not controlled by us, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.

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

2025 Form 10-K	57	Wisconsin Public Service Corporation

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

2025 Form 10-K	58	Wisconsin Public Service Corporation

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2025 and 2024.

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

(f) Materials, Supplies, and Inventories—Our inventories as of December 31 consisted of:

(in millions)	2025	2024
Materials and supplies	$101.8	$100.8
Fossil fuel	40.7	39.9
Natural gas in storage	28.1	26.4
Total	$170.6	$167.1

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

(g) Regulatory Assets and Liabilities—The economic effects of regulation can result in regulated companies recording costs and revenues that are allowed in the ratemaking process in a period different from the period they would have been recognized by a nonregulated company. When this occurs, regulatory assets and liabilities are recorded on the balance sheet. Regulatory assets represent deferred costs probable of recovery from customers that would have otherwise been charged to expense. Regulatory

2025 Form 10-K	59	Wisconsin Public Service Corporation

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 3.01%, 2.92%, and 2.93% in 2025, 2024, and 2023, respectively.

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

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 7.82%, 7.46%, and 7.46% for 2025, 2024, and 2023, respectively. Our average AFUDC wholesale rates were 6.62%, 5.53%, and 4.60% for 2025, 2024, and 2023, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2025	2024	2023
AFUDC-Debt	$4.7	$3.6	$2.9
AFUDC-Equity	12.2	9.2	7.6

(j) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual goodwill impairment test. The carrying amount of our goodwill is considered not recoverable if the carrying amount of our net assets exceeds our fair value. An impairment loss is recorded as the excess of the carrying amount of the goodwill over its fair value. For our indefinite-lived intangible assets, an impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. An impairment loss is measured as the excess of the carrying amount of the intangible asset over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2025, 2024, and 2023. See Note 10, Goodwill and Intangible Assets, for more information.

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

2025 Form 10-K	60	Wisconsin Public Service Corporation

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

Stock-based compensation expense is allocated to us based on the outstanding awards held by our employees and our allocation of labor costs. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. We account for forfeitures as they occur.

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

2025 Form 10-K	61	Wisconsin Public Service Corporation

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2025	2024	2023
Stock options granted	10,117	11,878	10,655

Estimated weighted-average fair value per stock option	$18.23	$16.20	$19.58

Assumptions used to value the options:
Risk-free interest rate	4.2% – 4.6%	3.9% – 5.2%	3.8% – 4.8%
Dividend yield	4.1%	3.8%	3.2%
Expected volatility	22.0%	22.0%	22.0%
Expected life (years)	8.3	8.4	8.3

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

Pursuant to the terms of the WEC Energy Group Performance Unit Plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout of the performance unit awards. The ultimate number of units that will be paid out will be based on WEC Energy Group's total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and WEC Energy Group's performance against the weighted average authorized ROE of all of its utility subsidiaries (45%). In addition, the Compensation Committee selected the level of WEC Energy Group's stock price to earnings ratio compared to its peer companies as a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

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

See Note 15, Leases, for more information.

(n) Income Taxes—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require additional disclosures, primarily related to income taxes paid and the rate reconciliation table.

2025 Form 10-K	62	Wisconsin Public Service Corporation

The amendments require disclosures on specific categories in the rate reconciliation table, as well as additional information for reconciling items that meet a quantitative threshold. For income taxes paid, additional disclosures are required to disaggregate federal, state, and foreign income taxes paid, with additional disclosures for income taxes paid that meet a quantitative threshold. We adopted ASU No. 2023-09 on January 1, 2025, on a retroactive basis, with the required disclosures first included in our 2025 Annual Report on Form 10-K.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements to sell the majority of the PTCs and ITCs we generated in 2023, 2024, and 2025 to third parties. See Note 16, Income Taxes, for more information on the PTCs that were sold. WEC Energy Group has also entered into an agreement to sell the majority of PTCs that we expect to generate in 2026 to third parties. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

2025 Form 10-K	63	Wisconsin Public Service Corporation

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

(q) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2025, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

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

2025 Form 10-K	64	Wisconsin Public Service Corporation

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

(u) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Although we have a comprehensive credit evaluation process and contractual protections, it is possible that one or more counterparties could fail to perform their obligations, and we could recognize financial losses as a result. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2025. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2025.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In December 2025, we, along with WE and an unaffiliated utility, signed an agreement to acquire Whitetail, a wind-powered electric generation project with a total capacity of 67.2 MW. This project will be located in Grant County, Wisconsin. We will own 10% and our portion of the purchase price is expected to be approximately $22 million. The project is expected to close in late 2027 and it is expected to qualify for PTCs.

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

2025 Form 10-K	65	Wisconsin Public Service Corporation

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

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2025	December 31, 2024
Accounts receivable
Services provided to ATC	$0.9	$0.5
Amounts due from ATC for transmission infrastructure upgrades (1)	3.5	7.9
Accounts payable
Services received from ATC	11.6	10.5

(1)    The transmission infrastructure upgrades were primarily related to the construction of our renewable energy projects.

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2025	2024	2023
Transactions with WE
Natural gas related sales to WE (1)	$2.5	$1.0	$1.3
Charges to WE for services and other items (2)	34.4	12.8	11.3
Charges from WE for services and other items (2)	46.4	18.6	16.2
Transactions with WG
Natural gas related sales to WG (1)	—	—	1.4
Charges to WG for services and other items (2)	1.6	2.1	1.0
Charges from WG for services and other items (2)	0.9	0.8	0.7
Transactions with UMERC
Natural gas related sales to UMERC (1)	2.6	2.1	3.1
Charges to UMERC for services and other items (2)	5.4	5.1	2.2
Transactions with Bluewater
Charges from Bluewater for storage service fees (3)	12.1	14.1	12.1
Charges from Bluewater for other operating fees (3)	1.1	2.7	2.7
Natural gas related sales to Bluewater (1)	1.9	1.9	1.9
Transactions with WBS
Charges to WBS for services and other items (2)	13.7	7.7	13.1
Charges from WBS for services and other items (2)	69.1	60.5	55.6
Transactions with ATC
Charges to ATC for services and construction	11.0	9.2	9.3
Charges from ATC for network transmission services	141.1	126.0	114.2
Net refund from ATC related to FERC ROE orders	1.6	—	—
Transactions with WRPC
Rental payments to WRPC (4)	2.5	2.5	2.5
Charges to WRPC for services	0.4	0.3	0.4
Charges from WRPC for services	3.1	3.0	2.8

(1)    Includes amounts related to the sale of natural gas and/or pipeline capacity.

(2)    Includes amounts charged for services, pass through costs, asset and liability transfers, and other items in accordance with the approved AIA.

2025 Form 10-K	66	Wisconsin Public Service Corporation

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

	Year Ended December 31
(in millions)	2025	2024	2023
Wisconsin Public Service Corporation
Electric utility	$1,432.9	$1,245.2	$1,309.9
Natural gas utility	400.5	315.2	368.0
Total revenues from contracts with customers	1,833.4	1,560.4	1,677.9
Other operating revenues	3.5	—	3.5
Total operating revenues	$1,836.9	$1,560.4	$1,681.4

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2025	2024	2023
Residential	$529.7	$460.1	$479.9
Small commercial and industrial	470.4	421.7	445.9
Large commercial and industrial	294.4	256.2	273.1
Other	8.7	8.5	8.7
Total retail revenues	1,303.2	1,146.5	1,207.6
Wholesale	59.8	57.1	79.2
Resale	54.3	29.8	17.8
Other utility revenues	15.6	11.8	5.3
Total electric utility operating revenues	$1,432.9	$1,245.2	$1,309.9

2025 Form 10-K	67	Wisconsin Public Service Corporation

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2025	2024	2023
Residential	$239.7	$185.5	$219.8
Commercial and industrial	143.9	99.1	124.2
Total retail revenues	383.6	284.6	344.0
Transportation	28.0	22.5	22.3
Other utility revenues (1)	(11.1)	8.1	1.7
Total natural gas utility operating revenues	$400.5	$315.2	$368.0

(1)    Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2025	2024	2023
Late payment charges	$3.1	$3.3	$3.9
Rental revenues	0.4	0.4	0.3
Alternative revenues (1)	—	(3.7)	(0.7)
Total other operating revenues	$3.5	$—	$3.5

(1)    Alternative revenues consist of amounts to be recovered or refunded to customers subject to wholesale true-ups. Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. For more information about our alternative revenues, see Note 1(d), Operating Revenues.

NOTE 5—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	December 31, 2025	December 31, 2024
Accounts receivable and unbilled revenues	$301.7	$233.7
Allowance for credit losses	7.8	8.6
Accounts receivable and unbilled revenues, net (1)	$293.9	$225.1

Total accounts receivable, net – past due greater than 90 days (1)	$6.3	$7.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.7%	93.9%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2025, $169.0 million, or 57.5%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Year Ended December 31
(in millions)	2025	2024	2023
Balance at January 1	$8.6	$10.9	$11.7
Provision for credit losses	17.4	7.8	5.6
Provision for credit losses deferred for future recovery or refund	(7.8)	0.8	3.3
Write-offs charged against the allowance	(15.1)	(15.5)	(14.9)
Recoveries of amounts previously written off	4.7	4.6	5.2
Balance at December 31	$7.8	$8.6	$10.9

2025 Form 10-K	68	Wisconsin Public Service Corporation

The allowance for credit losses decreased during the year ended December 31, 2025, largely driven by customer write-offs in addition to a decrease in past due account balances that we believe was related to a continued focus on collection efforts and lower energy bills in the spring and summer months, enabling customers to pay down their arrears. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance.

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

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2025	2024	See Note
Regulatory assets (1) (2)
Environmental remediation costs (3)	$133.5	$114.0	21
Plant retirement related items (4)	122.9	143.6
Income tax related items	59.3	55.1	16
AROs	49.1	27.5	1(k), 9
Pension and OPEB costs (5)	19.8	45.6	19, 23
Electric transmission costs (6)	15.4	0.4
Finance and operating leases	10.2	7.5	15
Bluewater (7)	8.7	13.4
Reactive power (8)	6.7	13.4
Uncollectible expense	1.9	9.7	5
Other, net	18.7	19.5
Total regulatory assets	$446.2	$449.7

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $3.9 million and $5.8 million at December 31, 2025 and 2024, respectively.

(2)    As of December 31, 2025, we had $44.1 million of regulatory assets not earning a return. The regulatory assets not earning a return primarily relate to certain environmental remediation costs and electric transmission costs. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    As of December 31, 2025, we had made cash expenditures of $28.8 million related to these environmental remediation costs. The remaining $104.7 million represents our estimated future cash expenditures.

(4)    Primarily represents the net book value of power plants we have both abandoned and retired. For all of these plants, we have approval to collect a return of and on their remaining net book value. These regulatory assets are amortized on a straight-line basis, using the composite depreciation rates approved before the plants were retired, and the amortization is included in depreciation and amortization in the income statement.

(5)    Primarily represents the impact of escrow accounting treatment for our pension and OPEB costs. Also included in this amount are the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans, which we are authorized recovery of over the average remaining service life of each plan.

(6)    In accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

2025 Form 10-K	69	Wisconsin Public Service Corporation

(7)    Primarily relates to costs associated with our long-term service agreement with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, we defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(8)    In January 2023, the FERC issued an order that eliminated the reactive power reimbursement from MISO, retroactive to December 1, 2022. Due to this FERC order, in August 2023, the PSCW approved the deferral of the previously reimbursed transmission expenses from December 1, 2022 through December 31, 2024. We are recovering this regulatory asset over a period of two years that began on January 1, 2025. As of January 1, 2025, these transmission expenses are included in our base rates.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2025	2024	See Note
Regulatory liabilities
Income tax related items	$305.9	$322.0	16
Removal costs (1)	219.4	206.6
Pension and OPEB benefits (2)	85.7	88.6	19, 23
Energy costs refundable through rate adjustments	11.4	49.2	1(d)
Derivatives	8.3	8.0	1(p)
Other, net	24.1	22.2
Total regulatory liabilities	$654.8	$696.6

Balance sheet presentation
Other current liabilities	$11.4	$0.3
Regulatory liabilities	643.4	696.3
Total regulatory liabilities	$654.8	$696.6

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

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2025	2024
Electric – generation	$3,745.9	$3,164.0
Electric – distribution	2,730.2	2,516.5
Natural gas – distribution, storage, and transmission	1,405.9	1,328.0
Property, plant, and equipment to be retired, net	—	248.9
Other	543.4	553.7
Less: Accumulated depreciation	2,314.8	1,999.9
Net	6,110.6	5,811.2
CWIP	433.4	269.8
Net property, plant, and equipment	6,544.0	6,081.0

Property under finance leases	73.0	62.3
Less: Accumulated amortization	5.4	4.1
Net leased facilities	67.6	58.2

Total property, plant, and equipment	$6,611.6	$6,139.2

2025 Form 10-K	70	Wisconsin Public Service Corporation

Severance Liability for Plant Retirements

We have severance liabilities related to Columbia Units 1 and 2 recorded in other current and other long-term liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2025	2024		2023
Severance liability at January 1	$2.2	$2.7		$2.7
Severance expense	—	(0.5)	(1)	—
Total severance liability at December 31	$2.2	$2.2		$2.7

(1)    The severance accrual was lowered in 2024 due to workforce realignment efforts.

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Through June 30, 2025, Columbia Units 1 and 2 were expected to be retired by the end of 2029 and, therefore, met the criteria to be considered probable of abandonment.

In conjunction with WEC Energy Group's new capital plan (which includes us), we and the other co-owners currently plan to continue coal operations at Columbia Units 1 and 2 through at least 2029, and continue to evaluate the conversion of both units to natural gas. As a result, we and the other co-owners concluded that Columbia Units 1 and 2 (net book value of our ownership share of Columbia Units 1 and 2 was $236.8 million at December 31, 2025, which does not include deferred taxes) no longer meet the criteria necessary to be considered probable of abandonment.

At December 31, 2025, these units continue to be included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 8—JOINTLY-OWNED UTILITY FACILITIES

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

Information related to jointly owned utility facilities in-service at December 31, 2025 was as follows:

Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	In-Service /Acquisition Date	Operating Owner	Property, Plant, and Equipment	Accumulated Depreciation	CWIP
(in millions, except for percentages and MW)
Weston Unit 4 (1)	70.0%	379.8	2008	WPS	$600.6	$(242.7)	$4.5
Columbia Units 1 and 2 (1)	27.5%	306.2	1975 & 1978	WPL	439.1	(201.6)	5.0
Forward Wind (2)	44.6%	61.5	2008	WPS	120.3	(63.3)	13.9
Two Creeks (3)	66.7%	100.0	2020	WPS	135.7	(22.9)	—
Badger Hollow I (3)	66.7%	100.0	2021	WPS	146.0	(19.0)	—
Red Barn (2)	90.0%	82.4	2023	WPS	150.7	(12.8)	—
Weston RICE units (1)	50.0%	65.0	2023	WPS	92.0	(7.4)	—
Whitewater (1)	50.0%	117.2	2023	WE	126.7	(98.3)	12.8
Paris Solar (3)	15.0%	30.0	2024	WE	59.0	(1.8)	—
Paris Battery	15.0%	16.5	2025	WE	39.0	(0.9)	—
Darien Solar (3)	15.0%	37.5	2025	WE	75.9	(1.8)	—

(1)    Capacity is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2026

2025 Form 10-K	71	Wisconsin Public Service Corporation

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

Information related to jointly owned utility facilities approved by the PSCW at December 31, 2025 was as follows:

Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	Date of Expected In-Service	CWIP
(in millions, except for percentages and MW)
Koshkonong Solar	15.0%	45.0	2026	$76.4
Koshkonong Battery	15.0%	24.8	2027	25.0
Darien Battery	15.0%	11.3	2027	11.4
High Noon Solar	15.0%	45.0	2027	67.1
High Noon Battery	15.0%	24.8	2027	25.1
Ursa Solar Electric Generation Facility	10.0%	20.0	2027	6.3
Saratoga Solar	10.0%	15.0	2028	4.4
Saratoga Battery	10.0%	5.0	2028	5.9
Badger Hollow Wind Energy Generation Facility	10.0%	11.1	2027	5.6
Whitetail	10.0%	6.7	2027	1.0

NOTE 9—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation facilities, office buildings, and service centers; the dismantling of solar and wind generation projects; the removal and dismantlement of a battery storage facility; the disposal of polychlorinated biphenyls-contaminated transformers; and the closure of CCR landfills at certain generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the PSCW.

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2025	2024		2023
Balance as of January 1	$191.2	$56.7		$55.1
Accretion	9.3	5.3		2.1
Additions	4.4	140.1	(1)	2.2
Revisions to estimated cash flows	3.5	(5.6)		1.6
Liabilities settled	(2.6)	(5.3)		(4.3)
Balance as of December 31	$205.8	$191.2		$56.7

(1)    AROs increased primarily as a result of AROs being recorded related to the new EPA CCR Rule that was enacted in April 2024. See Note 21, Commitments and Contingencies, for more information.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2025 and 2024. We had no accumulated impairment losses related to our goodwill as of December 31, 2025.

During the third quarter of 2025, we completed our annual goodwill impairment test for goodwill we carried as of July 1, 2025. No impairment resulted from this test.

2025 Form 10-K	72	Wisconsin Public Service Corporation

Other Indefinite-Lived Intangible Assets

At December 31, 2025 and 2024, we had $5.3 million of other indefinite-lived intangible assets included in other long-term assets on our balance sheets. These assets consist of spectrum frequencies, which enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2025	2024	2023
Stock options	$0.7	$0.8	$1.0
Restricted stock	1.1	1.3	1.1
Performance units	7.1	4.8	(0.4)	(1)
Stock-based compensation expense	$8.9	$6.9	$1.7
Related tax benefit	$2.4	$1.9	$0.5

(1)    The reduction in expense was due to a decrease in the fair value of the outstanding performance units.

Stock-based compensation costs capitalized during 2025, 2024, and 2023 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2025:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2025	73,284	$88.54
Granted	10,117	94.55
Exercised	(18,658)	85.90
Outstanding as of December 31, 2025	64,743	90.24	6.3	$1.0
Exercisable as of December 31, 2025	33,818	89.62	4.7	$0.5

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2025. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2025, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0.4 million and $0.3 million, respectively. No stock options were exercised by our employees during the year ended December 31, 2023. Cash received by WEC Energy Group from exercises of its options by our employees was $1.6 million and $1.1 million during the years ended December 31, 2025 and 2024, respectively. The tax benefit from option exercises for the same years was approximately $0.1 million each year. These amounts do not account for the compensation limitations under Internal Revenue Code Section 162(m).

As of December 31, 2025, we expected to recognize approximately $0.2 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.7 years on a weighted-average basis.

During the first quarter of 2026, the Compensation Committee awarded 12,992 non-qualified WEC Energy Group stock options with an exercise price of $106.09 and a weighted-average grant date fair value of $21.20 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

2025 Form 10-K	73	Wisconsin Public Service Corporation

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2025:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2025	3,977	$88.39
Granted	2,501	94.55
Released	(1,769)	90.13
Outstanding and unvested as of December 31, 2025	4,709	91.01

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.2 million for the year ended December 31, 2025 and $0.1 million for each of the years ended December 31, 2024 and 2023. The tax benefit from released restricted shares for the same years was not significant.

As of December 31, 2025, we expected to recognize approximately $0.9 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.7 years on a weighted-average basis.

During the first quarter of 2026, the Compensation Committee awarded 2,700 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $106.09 per share.

Performance Units

During 2025, 2024, and 2023, the Compensation Committee awarded 8,144; 9,061; and 6,905 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $0.7 million, $0.1 million, and $0.4 million were settled during 2025, 2024, and 2023, respectively. The actual tax benefit from the distribution of performance units for the years ended December 31, 2025 and 2023 was $0.1 million each year. For the year ended December 31, 2024, the tax benefit from the distribution of performance units was not significant.

At December 31, 2025, our employees held 24,492 WEC Energy Group performance units, including dividend equivalents. A liability of $2.8 million was recorded on our balance sheet at December 31, 2025 related to these outstanding units. As of December 31, 2025, we expected to recognize approximately $5.9 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.7 years on a weighted-average basis.

During the first quarter of 2026, performance units held by our employees with an intrinsic value of $1.3 million were settled. The tax benefit from the distribution of these awards was $0.3 million. This amount and the tax benefits disclosed above do not account for the compensation limitations under Internal Revenue Code Section 162(m). In January 2026, the Compensation Committee also awarded 8,793 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

See Note 13, Short-Term Debt and Lines of Credit, for a discussion of certain financial covenants related to our short-term debt obligations.

2025 Form 10-K	74	Wisconsin Public Service Corporation

As of December 31, 2025, our restricted retained earnings totaled $885 million. Our equity in undistributed earnings of investees accounted for by the equity method was approximately $13 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2025 and 2024.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2025	2024
Commercial paper
Amount outstanding at December 31	$159.5	$62.0
Average interest rate on amounts outstanding at December 31	3.90%	4.52%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2025 was $63.7 million, with a weighted-average interest rate during the period of 4.29%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2025, we were in compliance with this ratio.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2025
Revolving credit facility (1)	August 2030	$450.0

Less:
Letters of credit issued inside credit facility		1.3
Commercial paper outstanding		159.5
Available capacity under existing agreement		$289.2

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

2025 Form 10-K	75	Wisconsin Public Service Corporation

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding as of December 31:

(in millions)	Interest Rate	Year Due	2025	2024
Senior Notes (unsecured)	5.35%	N/A	$—	$300.0
	6.08%	2028	50.0	50.0
	4.55%	2029	300.0	300.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
	3.30%	2049	300.0	300.0
	2.85%	2051	450.0	450.0
Total			1,975.0	2,275.0
Unamortized debt issuance costs			(14.3)	(15.4)
Unamortized discount, net			(1.4)	(1.6)
Total long-term debt, including current portion			1,959.3	2,258.0
Current portion of long-term debt			—	(300.0)
Total long-term debt			$1,959.3	$1,958.0

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt using the straight-line method and we include the costs in interest expense.

In November 2025, our $300.0 million of 5.35% Senior Notes, due November 10, 2025, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

In January 2026, we issued $300.0 million of 4.25% Senior Notes, due January 15, 2031, and used the net proceeds to repay short-term debt and for other general corporate purposes.

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2025:

(in millions)	Payments
2026	$—
2027	—
2028	50.0
2029	300.0
2030	—
Thereafter	1,625.0
Total	$1,975.0

Our long-term debt obligations contain covenants related to payment of principal and interest when due and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

Obligations Under Finance Leases

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the timing of expense recognition associated with our finance leases is modified to conform to the rate treatment. Amortization of the right-of-use asset is modified so that the total of the imputed interest and amortization costs equals the lease expense that is allowed for rate-making purposes. The difference between the lease expense that is allowed for rate-making purposes and the unadjusted lease expense calculated under Topic 842 is deferred as a regulatory asset on our balance sheets in accordance with Subtopic 980-842.

2025 Form 10-K	76	Wisconsin Public Service Corporation

Land Leases – Utility Solar Generation

We have various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term which can range from 40 to 50 years. Once a solar project achieves commercial operation, the lease liability is remeasured to reflect the final total acres being leased. Our payments related to these leases are being recovered through rates.

Amounts Recognized in the Financial Statements and Other Information

Lease expense and cash payments related to our finance leases were not significant in 2025, 2024, or 2023. Other information related to these leases for the years ended December 31 is as follows:

Other information (in millions)	2025	2024	2023
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities (1)	$10.9	$15.5	$6.6

Weighted-average remaining lease term	48.2 years	48.8 years	48.4 years

Weighted-average discount rate (2)	5.3%	5.1%	4.3%

(1)    Amounts are net of any reductions to right of use assets and finance lease liabilities resulting from remeasurements.

(2)    Because these leases do not provide an implicit rate of return, we used an estimate of the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

The following table summarizes our finance lease right of use assets and obligations at December 31:

(in millions)	2025	2024	Balance Sheet Location
Right of use assets
Finance lease right of use assets, net (1)	$67.6	$58.2	Property, plant, and equipment, net

Lease obligations
Long-term finance lease liabilities	$77.8	$65.7	Finance lease obligations

(1)    Amounts are net of accumulated amortization of $5.4 million and $4.1 million at December 31, 2025 and 2024, respectively.

Future minimum lease payments under our finance leases and the present value of our net minimum lease payments as of December 31, 2025, were as follows:

(in millions)	Total Finance Leases
2026	$2.1
2027	2.9
2028	3.2
2029	3.3
2030	3.4
Thereafter	243.0
Total minimum lease payments	257.9
Less: Interest	(180.1)
Present value of minimum lease payments	77.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$77.8

As of February 20, 2026, we have not entered into any material leases that have not yet commenced.

2025 Form 10-K	77	Wisconsin Public Service Corporation

NOTE 16—INCOME TAXES

We adopted the new disclosure provisions of ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective January 1, 2025. See Note 1(n), Income Taxes, for more information on the adoption of this ASU.

Income Tax Expense

The following table is a summary of the components of income tax expense for the years ended December 31:

(in millions)	2025	2024	2023
Current tax expense (benefit)
Federal	$16.4	$(5.5)	$12.3
State	13.5	4.5	5.5
Deferred income taxes, net
Federal	25.7	36.7	28.7
State	14.8	19.5	20.0

ITCs, net	(3.6)	(3.6)	(3.8)
Total income tax expense	$66.8	$51.6	$62.7

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2025		2024		2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$360.4		$304.5		$322.9
US federal statutory income tax rate	$75.7	21.0%	$63.9	21.0%	$67.8	21.0%
State and local income taxes net of federal tax effect (1)	22.4	6.2%	18.9	6.2%	20.2	6.3%
Tax credits
PTCs, net (2)	(20.5)	(5.7)%	(17.1)	(5.6)%	(14.4)	(4.5)%
ITCs, net (3)	(3.6)	(1.0)%	(3.6)	(1.2)%	(3.8)	(1.2)%
Nontaxable or nondeductible items
Other	(0.4)	(0.1)%	(1.3)	(0.4)%	(0.9)	(0.3)%
Other adjustments
Federal excess deferred tax amortization (4)	(10.4)	(2.9)%	(5.7)	(1.9)%	(9.5)	(3.0)%
Other, net	3.6	1.0%	(3.5)	(1.2)%	3.3	1.1%
Total income tax expense	$66.8	18.5%	$51.6	16.9%	$62.7	19.4%

(1)    State taxes in Wisconsin made up the majority of the tax effect in this category.

(2)    PTCs are an inflation adjusted US federal income tax credit for each kilowatt hour of electricity generated by certain renewable energy projects.

(3)    ITCs are tax incentives that allow us to deduct a certain percentage of our capital investment cost of certain renewable projects. ITCs are deferred and amortized over the life of the assets.

(4)    The Tax Cuts and Jobs Act of 2017 required us to remeasure our deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018, in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

2025 Form 10-K	78	Wisconsin Public Service Corporation

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2025	2024
Deferred tax assets
Tax gross up – regulatory items	$89.3	$89.4
Future tax benefits	18.7	4.8
Other	22.7	21.9
Total deferred tax assets	$130.7	$116.1

Deferred tax liabilities
Property-related	1,041.2	986.7
Employee benefits and compensation	75.3	70.5
Other	48.4	55.8
Total deferred tax liabilities	1,164.9	1,113.0
Deferred tax liability, net	$1,034.2	$996.9

Consistent with ratemaking treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal tax benefit carryforwards as of December 31, 2025 and 2024 are summarized in the tables below:

2025 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2025
Federal tax credit	$—	$18.7	2042
Balance as of December 31, 2025	$—	$18.7

2024 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2024
Federal tax credit	$—	$4.8	2042
Balance as of December 31, 2024	$—	$4.8

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024, and 2023, we recognized no interest expense and no penalties related to unrecognized tax benefits in our income statements. At December 31, 2025 and 2024, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions, we are no longer subject to federal income tax examinations by the IRS for years prior to 2022. As of December 31, 2025, we were subject to examination by the Wisconsin taxing authority for tax years 2021 through 2025.

2025 Form 10-K	79	Wisconsin Public Service Corporation

Cash Paid For Income Taxes, Net

The table below is a summary of income taxes paid by jurisdiction for the years ended December 31:

(in millions)	2025		2024		2023
Federal	$8.5	(1)	$1.5	(2)	$1.9	(3)
State	10.1		7.3		1.0
Total income taxes paid, net	$18.6		$8.8		$2.9

(1)    Amount is net of $19.4 million of cash received, related to 2025 and 2024 PTCs that were sold to third parties.

(2)    Amount is net of $22.7 million of cash received, related to 2024 and 2023 PTCs that were sold to third parties.

(3)    Amount is net of $4.9 million of cash received, related to 2023 PTCs that were sold to third parties.

Income taxes paid exceeded 5 percent of total income taxes paid in the following jurisdiction:

(in millions)	2025	2024	2023
Wisconsin	$10.1	$7.3	$1.0

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$5.5	$—	$5.6
FTRs	—	—	2.3	2.3
Total derivative assets	$0.1	$5.5	$2.3	$7.9

Derivative liabilities
Natural gas contracts	$3.4	$0.6	$—	$4.0

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.3	$2.8	$—	$6.1
FTRs	—	—	2.0	2.0
Total derivative assets	$3.3	$2.8	$2.0	$8.1

Derivative liabilities
Natural gas contracts	$0.6	$0.3	$—	$0.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2025	2024	2023
Balance at the beginning of the period	$2.0	$2.0	$4.1
Purchases	7.2	8.2	6.3
Sales	(0.3)	—	—
Settlements	(6.6)	(8.2)	(8.4)
Balance at the end of the period	$2.3	$2.0	$2.0

2025 Form 10-K	80	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,959.3	$1,626.0	$2,258.0	$1,882.1

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

	December 31, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$5.6	$3.8	$5.8	$0.9
FTRs	2.3	—	2.0	—
Total current	7.9	3.8	7.8	0.9

Long-term
Natural gas contracts	—	0.2	0.3	—

Total	$7.9	$4.0	$8.1	$0.9

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows for the years ended:

	December 31, 2025		December 31, 2024		December 31, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	37.2 Dth	$(3.7)	43.2 Dth	$(19.6)	40.6 Dth	$(52.0)
FTRs	8.3 MWh	8.0	8.6 MWh	2.0	8.3 MWh	10.2
Total		$4.3		$(17.6)		$(41.8)

At December 31, 2025 and 2024, we had posted cash collateral of $9.8 million and $5.7 million, respectively. We had also received cash collateral of $1.1 million at December 31, 2024.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2025			December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$7.9	$4.0		$8.1		$0.9
Gross amount not offset on the balance sheet	(0.1)	(3.4)	(1)	(1.6)	(2)	(0.5)
Net amount	$7.8	$0.6		$6.5		$0.4

(1)    Includes cash collateral posted of $3.3 million.

(2)    Includes cash collateral received of $1.1 million.

2025 Form 10-K	81	Wisconsin Public Service Corporation

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

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2025	2024	2025	2024
Change in benefit obligation
Obligation at January 1	$550.5	$586.7	$130.0	$128.7
Service cost	4.2	5.0	3.0	3.1
Interest cost	30.5	29.3	7.5	6.6
Plan amendments	—	—	0.7	—
Actuarial (gain) loss	6.4	(34.8)	13.6	0.2
Participant contributions	—	—	0.7	0.7
Benefit payments	(36.2)	(35.7)	(9.7)	(9.3)
Obligation at December 31	$555.4	$550.5	$145.8	$130.0

Change in fair value of plan assets
Fair value at January 1	$713.6	$713.7	$281.1	$271.9
Actual return on plan assets	62.4	35.1	30.0	17.0
Employer contributions	0.5	0.5	0.9	0.8
Participant contributions	—	—	0.7	0.7
Benefit payments	(36.2)	(35.7)	(9.7)	(9.3)
Fair value at December 31	$740.3	$713.6	$303.0	$281.1
Funded status at December 31	$184.9	$163.1	$157.2	$151.1

In 2025, we had actuarial losses related to our pension benefit obligations of $6.4 million and actuarial gains in 2024 of $34.8 million. The primary driver for the actuarial loss was the decrease in discount rate. The primary driver for the actuarial gain was a higher discount rate in 2024. Partially offsetting the gain in 2024, was lower than expected asset returns. The discount rate for our pension benefits was 5.60%, 5.70%, and 5.15% in 2025, 2024, and 2023, respectively.

In 2025 and 2024, we had actuarial losses related to our OPEB benefit obligation of $13.6 million and $0.2 million, respectively, both of which were driven by changes to medical trend assumptions and claims and premium updates. The 2025 loss was also driven by a lower discount rate. Partially offsetting the loss in 2024, was a higher discount rate. The discount rate for our OPEB benefits was 5.61%, 5.74%, and 5.16% in 2025, 2024, and 2023, respectively.

2025 Form 10-K	82	Wisconsin Public Service Corporation

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2025	2024	2025	2024
Pension and OPEB assets	$188.6	$167.3	$169.1	$161.6
Other long-term liabilities	3.7	4.2	11.9	10.5
Total net assets	$184.9	$163.1	$157.2	$151.1

The accumulated benefit obligation for the defined benefit pension plans was $526.8 million and $521.7 million at December 31, 2025 and 2024, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2025	2024
Accumulated benefit obligation	$3.6	$4.2

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2025	2024
Projected benefit obligation	$3.6	$4.2

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2025	2024
Accumulated benefit obligation	$15.7	$15.0
Fair value of plan assets	3.7	4.4

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2025	2024	2025	2024
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$5.3	$17.0	$(28.9)	$(29.8)
Prior service credits	—	—	(5.2)	(10.8)
Total	$5.3	$17.0	$(34.1)	$(40.6)

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$4.2	$5.0	$4.8	$3.0	$3.1	$2.8
Interest cost	30.5	29.3	30.1	7.5	6.6	6.1
Expected return on plan assets	(49.5)	(51.1)	(51.3)	(18.0)	(17.3)	(16.3)
Amortization of prior service credit	—	—	—	(4.9)	(10.2)	(10.2)
Amortization of net actuarial loss	5.2	17.3	17.3	0.7	2.4	1.0
Net periodic benefit cost (credit)	$(9.6)	$0.5	$0.9	$(11.7)	$(15.4)	$(16.6)

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of December 31, 2025 and 2024, we recorded a $2.4 million regulatory liability and a $12.9 million regulatory asset for pension costs, respectively, and a $0.3 million regulatory liability and a $14.6 million regulatory asset for OPEB costs, respectively. The above table does not reflect any adjustments for the creation of these regulatory assets and liabilities.

2025 Form 10-K	83	Wisconsin Public Service Corporation

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2025	2024	2025	2024
Discount rate	5.60%	5.70%	5.61%	5.74%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	4.50%	4.50%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	8.00%	7.00%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2032	2033
Assumed medical cost trend rate (Post 65)	N/A	N/A	10.00%	6.00%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2034	2030

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2025	2024	2023
Discount rate	5.70%	5.15%	5.50%
Expected return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	4.50%	4.50%	4.00%

	OPEB Benefits
	2025	2024	2023
Discount rate	5.74%	5.16%	5.50%
Expected return on plan assets	6.50%	6.50%	6.50%
Assumed medical cost trend rate (Pre 65)	7.00%	6.25%	6.50%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2033	2031	2031
Assumed medical cost trend rate (Post 65)	6.00%	6.25%	6.00%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2030	2030	2031

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2026, the expected return on asset assumption is 6.75% for the pension plan and 6.50% for the OPEB plan.

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

2025 Form 10-K	84	Wisconsin Public Service Corporation

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

The following tables provide the fair values of our investments by asset class:

	December 31, 2025
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$45.8	$—	$—	$45.8	$35.7	$—	$—	$35.7
International equity	50.4	—	—	50.4	36.4	—	—	36.4
Fixed income securities: (1)
United States bonds	—	190.7	0.2	190.9	39.9	68.8	—	108.7
International bonds	—	18.5	—	18.5	—	1.9	—	1.9
	$96.2	$209.2	$0.2	$305.6	$112.0	$70.7	$—	$182.7
Investments measured at net asset value:
Equity securities				116.4				72.8
Fixed income securities				70.4				20.1
Other				247.9				27.4
Total				$740.3				$303.0

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2024
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$47.9	$—	$—	$47.9	$33.3	$—	$—	$33.3
International equity	45.0	—	—	45.0	30.7	—	—	30.7
Fixed income securities: (1)
United States bonds	—	172.4	—	172.4	36.5	63.9	—	100.4
International bonds	—	22.3	—	22.3	—	2.9	—	2.9
	$92.9	$194.7	$—	$287.6	$100.5	$66.8	$—	$167.3
Investments measured at net asset value:
Equity securities				117.3				66.4
Fixed income securities				67.9				18.8
Other				240.8				28.6
Total				$713.6				$281.1

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

2025 Form 10-K	85	Wisconsin Public Service Corporation

The following tables set forth a reconciliation of changes in fair values of pension and OPEB plan assets categorized as Level 3 in the fair value hierarchy:

United States Bonds
(in millions)	Pension
Beginning balance at January 1, 2025	$—
Purchases	0.2
Ending balance at December 31, 2025	$0.2

Cash Flows

We expect to contribute $0.5 million to the pension plans and $0.9 million to the OPEB plans in 2026, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2026	$38.6	$9.8
2027	39.2	10.4
2028	39.1	10.8
2029	38.9	11.0
2030	39.2	11.1
2031-2035	191.5	56.3

Savings Plans

WEC Energy Group sponsors 401(k) savings plans that allow substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive a retirement contribution in lieu of receiving a pension benefit. Total costs incurred under all of these plans were $15.3 million, $13.8 million, and $12.8 million in 2025, 2024, and 2023, respectively.

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

At December 31, 2025, we reported two segments, which are described below. All of our operations are located within the United States.

Our utility segment includes our electric and natural gas utility operations, which serve customers in northeastern and central Wisconsin. Our electric utility operations are engaged in the generation, distribution, and sale of electricity. Our natural gas utility

2025 Form 10-K	86	Wisconsin Public Service Corporation

operations are engaged in the purchase, distribution, and sale of natural gas to retail customers as well as the transportation of customer-owned natural gas.

Our other segment primarily consists of equity earnings from our investment in WRPC.

The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2025, 2024, and 2023.

2025 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,836.9	$—	$1,836.9
Fuel and purchased power	392.0	—	392.0
Cost of natural gas sold	217.3	—	217.3
Other operation and maintenance	480.5	—	480.5
Depreciation and amortization	268.0	—	268.0
Property and revenue taxes	44.3	—	44.3
Other income, net (1)	17.9	2.0	19.9
Interest expense	94.3	—	94.3
Income tax expense	66.3	0.5	66.8
Net income	$292.1	$1.5	$293.6

Other Segment Disclosures
Capital expenditures	$704.4	$—	$704.4
Equity method investments	0.9	16.9	17.8
Total assets	8,037.7	16.9	8,054.6

(1)Includes equity earnings from equity method investments of $2.0 million included in the other segment, as well as amounts that are not material for interest income.

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

2025 Form 10-K	87	Wisconsin Public Service Corporation

2023 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,681.4	$—	$1,681.4
Fuel and purchased power	388.1	—	388.1
Cost of natural gas sold	218.7	—	218.7
Other operation and maintenance	434.3	—	434.3
Depreciation and amortization	226.9	—	226.9
Property and revenue taxes	47.4	—	47.4
Other income, net (1)	43.8	2.1	45.9
Interest expense	89.0	—	89.0
Income tax expense	62.3	0.4	62.7
Net income	$258.5	$1.7	$260.2

Other Segment Disclosures
Capital expenditures and asset acquisitions	$635.6	$—	$635.6
Equity method investments	0.8	13.6	14.4
Total assets	7,017.5	13.6	7,031.1

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2025:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2026	2027	2028	2029	2030	Later Years
Electric utility:
Purchased power	2063	$207.6	$57.4	$52.0	$48.1	$21.2	$1.4	$27.5
Coal supply and transportation	2028	149.9	97.9	34.7	17.3	—	—	—
Other	2043	85.5	12.0	12.1	9.6	8.4	8.5	34.9
Natural gas utility supply and transportation	2048	774.6	83.5	79.9	78.4	71.6	60.6	400.6
Total		$1,217.6	$250.8	$178.7	$153.4	$101.2	$70.5	$463.0

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

2025 Form 10-K	88	Wisconsin Public Service Corporation

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
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure; and
•the tracking and reporting of GHG emissions.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort that will likely take multiple years to complete. Of the proposed deregulatory actions, those that would apply to us include actions impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and are likely to be subject to legal challenges. We continue to monitor and evaluate these deregulatory actions for potential risks and benefits.

In February 2026, the EPA published a final rule rescinding the 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" has been the legal underpinning of a host of climate regulations under the CAA. The rule is expected to face litigation.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In 2023, the EPA issued a final Good Neighbor Rule, which required significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. In June 2024, the rule was stayed by the Supreme Court with respect to the specific applicant states, pending ongoing judicial review.

In response to the Supreme Court's order, in November 2024, the EPA administratively stayed the effectiveness of the Good Neighbor Rule through an interim final rule which extends a stay to all states to which the rule originally applied, including states in which we operate. The interim final rule also includes provisions to ensure that covered facilities in states with previously established requirements to mitigate interstate air pollution with respect to the 2008 ozone NAAQS will remain subject to equivalent requirements while the Good Neighbor Rule's effectiveness is stayed. Regardless of the outcome, we believe we are well positioned to comply with either standard. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Mercury and Air Toxics Standards

The EPA issued the MATS rule to limit emissions of mercury, acid gases, and other hazardous air pollutants. In May 2024, the EPA finalized amendments to the MATS rule (the "2024 Amendments") which among other things, lowered the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We believe we are well positioned to comply with the requirements of the 2024 Amendments.

In June 2025, the EPA proposed to repeal the 2024 Amendments which would result in a return of the PM limit to 0.03 lb/MMBtu. In December 2025, the EPA submitted a draft of the rule to the OMB for interagency review. Following completion of the OMB review process, the EPA has stated it expects the rule to be finalized in the first quarter of 2026.

2025 Form 10-K	89	Wisconsin Public Service Corporation

National Ambient Air Quality Standards

Particulate Matter

All counties within our service territory are currently in attainment with current 2012 NAAQS for PM2.5. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS from 12 µg/m3 to 9 µg/m3 (the "2024 PM2.5 Standard"). In February 2025, the WDNR submitted a State Implementation Plan to the EPA recommending Wisconsin be designated as an attainment area under the 2024 PM2.5 Standard. The EPA has not yet issued its attainment designations and has indicated it may extend the designation period. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect the 2024 PM2.5 Standard to have a material impact on our units.

In November 2025, the EPA filed a motion with the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The 2024 PM2.5 Standard remains in effect while the motion is being considered. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

New Source Performance Standards

Nitrogen Oxides

In January 2026, the EPA released a pre-publication version of its final rule regulating NOx for CTs constructed, modified, or reconstructed after December 13, 2024. The final rule, which became effective January 15, 2026 and established NOx emissions standards for several subcategories of new, modified, and reconstructed CTs based on the size, rates of utilization, design efficiency, and fuel type of these turbines. We believe we are well positioned to comply with this rule.

Climate Change

Pursuant to the final GHG Power Plant Rule, there are no applicable GHG emission standards for coal plants until the end of 2031. Thereafter, the applicable standard is dependent upon the unit's retirement date. Numerous parties have challenged the GHG Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals, and it is being held in abeyance at the request of the parties.

In March 2024, the EPA announced it had removed regulations on existing natural gas CTs from the rule. At that time, the EPA indicated it would work on new rulemaking in phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants emissions. See New Source Performance Standards - Nitrogen Oxides above for a discussion of the EPA's recent actions addressing NOx.

In June 2025, the EPA issued a proposed rule that contains a primary and an alternative proposal which, depending on which version is finalized, would result in either a broad repeal of GHG emissions standards or a more narrow repeal of the rule's carbon capture and storage requirements. WEC Energy Group does not expect either alternative to have any impact on its current capital plan. Any final rule would likely be subject to litigation. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities; however, under the Federal Deregulatory Actions discussion above, in September 2025, the EPA released a proposal to amend the GHG Reporting Program to permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission affiliates until 2034. We continue to monitor the status of these deregulatory actions.

WEC Energy Group's capital plan includes the planned retirement of older, fossil-fueled generation, to be replaced with natural gas-fired generation and zero-carbon-emitting renewables. We have retired approximately 400 MWs of fossil-fueled generation since

2025 Form 10-K	90	Wisconsin Public Service Corporation

the beginning of 2018. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031. In conjunction with WEC Energy Group's new capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, and continue to evaluate the conversion of both units to natural gas. See Note 7, Property, Plant, and Equipment, for more information related to Columbia Units 1 and 2 and our planned power plant retirements. WEC Energy Group has a long-term goal to achieve net carbon-neutral electric generation by the end of 2050. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at Weston Unit 4 in 2025. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system and using RNG throughout its natural gas utility systems.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

The Clean Water Act Cooling Water Intake Structure Rule requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The rule applies to all of our existing generating facilities with cooling water intake structures.

We have received a final BTA determination for all generation facilities where applicable.

Steam Electric Effluent Limitation Guidelines

The EPA's 2024 Supplemental ELG Rule (the "2024 ELG Rule") established ZLD requirements for bottom ash transport water, flue gas desulfurization, and combustion residual leachate wastewaters at coal-fueled facilities. The 2024 ELG Rule also established a new subcategory, providing an alternative compliance pathway for facility owners that commit to the PCCC at a particular facility by December 31, 2034. In exchange for this commitment, ZLD technologies will not be required and less stringent standards will apply at applicable facilities. The 2024 ELG Rule also allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2034 if needed for reliability concerns (i.e., energy emergencies and reliability must run agreements) as determined by the United States DOE, a public utility commission, or independent system operator. Based on current electric generation resource planning, in December 2025, we filed Notice of Planned Participations to opt into the PCCC subcategory for certain of our past and current coal-fueled facilities.

In December 2025, the EPA published a final rule, effective March 2, 2026, that extends the deadline for facility owners to opt into a subcategory under the 2024 ELG Rule, allowing them more time to assess potential compliance pathways to continue producing low-cost electricity into the future while meeting wastewater standards.

When the deadline extension rule was proposed, the EPA also solicited public comments related to the economic achievability and technical availability of ZLD technologies. Additional ELG rulemaking is anticipated that may lead to substantive changes to the ZLD technology-based requirements established in the 2024 ELG Rule.

In addition, numerous parties have challenged the 2024 ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit, which has been held in abeyance since February 2025. The 2024 ELG Rule, as well as the deadline extension rule, remain in effect during the pendency of the legal challenge. The outcome of this case may affect our compliance plans.

Land Quality

Manufactured Gas Plant Remediation

We have identified sites at which we or a predecessor company owned or operated a manufactured gas plant or stored manufactured gas. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. We are responsible for the environmental remediation of these sites. We are working with the EPA and the state of Wisconsin in our

2025 Form 10-K	91	Wisconsin Public Service Corporation

investigation and remediation planning and efforts. These sites are at various stages of investigation, monitoring, remediation, and closure.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2025	2024
Regulatory assets for environmental remediation costs	$133.5	$114.0
Reserves for future environmental remediation	104.7	77.3

Coal Combustion Residuals Rule

An EPA rule for CCR that applies to landfills, historic fill sites, and projects where CCR was placed at a power plant site became effective in November 2024. The rule also regulates previously exempt closed landfills.

We anticipate this rule will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. We expect the cost of additional remediation would be recoverable through future rates.

The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In December 2025, the D.C. Circuit Court of Appeals granted the EPA's motion to extend the ongoing abeyance while the EPA reconsiders certain aspects of the rule. In February 2026, the EPA published a final rule extending certain deadlines and making various corrections to the 2024 CCR Rule. The EPA has stated it plans to publish a new final rule by the end of 2026. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

2025 Form 10-K	92	Wisconsin Public Service Corporation

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Year Ended December 31
(in millions)	2025	2024	2023
Cash paid for interest, net of amount capitalized	$94.4	$92.4	$87.6
Cash paid for income taxes, net	18.6	8.8	2.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	50.0	50.9	24.8
Increase in receivable for corporate-owned life insurance proceeds	—	5.6	—
Liabilities accrued for software licensing agreements	4.4	0.2	—

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

In December 2024, the PSCW issued a final written order approving electric and natural gas base rate increases, effective January 1, 2025 and 2026, as applicable. The final written order reflected the following:

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

We were required to maintain our then current earnings sharing mechanism. Under this mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

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

Our ROE and common equity component average were not addressed in the limited rate case re-opener.

2025 Form 10-K	93	Wisconsin Public Service Corporation

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
•We were required to implement escrow accounting treatment for pension and OPEB costs. As a result, we defer as a regulatory asset or liability, the difference between actual pension and OPEB costs and those included in rates until recovery or refund is authorized in a future rate proceeding.
•As discussed above, we were authorized to file a limited electric rate case re-opener for 2024.

NOTE 24—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2025	2024	2023
AFUDC-Equity	$12.2	$9.2	$7.6
Non-service components of net periodic benefit costs	5.2	36.7	35.4
Earnings from equity method investments	2.0	1.9	2.1
Other, net	0.5	2.3	0.8
Other income, net	$19.9	$50.1	$45.9

2025 Form 10-K	94	Wisconsin Public Service Corporation

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

Improvements to Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The amendments clarify interim disclosure requirements and the applicability of Topic 270. The amendments include a comprehensive list of interim disclosures that are currently required under GAAP. The amendments also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. Finally, the amendments clarify the types of interim reporting and the form and content of interim financial statements in accordance with GAAP. The amendments are effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Accounting for Government Grants

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832) Accounting for Government Grants Received by Business Entities. The amendments establish the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. The amendments also require disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The amendments are effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

2025 Form 10-K	95	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2025 Form 10-K	96	Wisconsin Public Service Corporation

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

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2025 and 2024:

Fees	2025	2024
Audit fees (1)	$1,343,970	$1,094,217
Tax fees (2)	74,731	35,795
All other fees (3)	673	673
Total fees	$1,419,374	$1,130,685

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

2025 Form 10-K	97	Wisconsin Public Service Corporation

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

2025 Form 10-K	98	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm (PCAOB No. 34).	51

	Income Statements for the three years ended December 31, 2025, 2024, and 2023.	53

	Balance Sheets as of December 31, 2025 and 2024.	54

	Statements of Cash Flows for the three years ended December 31, 2025, 2024, and 2023.	55

	Statements of Equity for the three years ended December 31, 2025, 2024, and 2023.	56

	Notes to Financial Statements.	57

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2025, 2024, and 2023.	102

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

3.1*
Restated Articles of Incorporation of WPS, as effective May 26, 1972, and amended through May 31, 1988 and Articles of Amendment to Restated Articles of Incorporation of WPS dated June 9, 1993. (Exhibit 4.1 to Registration Statement on Form S-3, Reg. No. 333-182491, filed 07/02/12.)

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

	4.2*	First Supplemental Indenture, dated as of December 1, 1998, by and between WPS and Firstar Bank Milwaukee, N.A., National Association. (Exhibit 4C to Form 8-K filed 12/18/98.)

	4.3*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/30/06.)

	4.4*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/29/12.)

2025 Form 10-K	99	Wisconsin Public Service Corporation

Number		Exhibit
	4.5*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/18/13.)

	4.6*	Thirteenth Supplemental Indenture, dated as of August 14, 2019, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 08/14/19.)

	4.7*	Fourteenth Supplemental Indenture, dated as of November 18, 2021, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/18/21.)

4.8*
Sixteenth Supplemental Indenture, dated as of December 6, 2024, by and between WPS and U.S. Bank Trust Company, National Association (successor to Firstar Bank, Milwaukee, N.A., National Association (Exhibit 4.1 to Form 8-K filed December 6, 2024).

4.9*
Seventeenth Supplemental Indenture, dated as of January 8, 2026, by and between WPS and U.S. Bank Trust Company, National Association (successor to Firstar Bank, Milwaukee, N.A., National Association) (Exhibit 4.1 to Form 8-K filed January 8, 2026) (File No. 1-3016).

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

19	Insider Trading Policies and Procedures

	19.1	Corporate Securities Trading Policy

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WPS.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2025 Form 10-K	100	Wisconsin Public Service Corporation

Number		Exhibit
101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

2025 Form 10-K	101	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2025	$8.6	$17.4	$(7.8)	$(10.4)	$7.8
December 31, 2024	10.9	7.8	0.8	(10.9)	8.6
December 31, 2023	11.7	5.6	3.3	(9.7)	10.9

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2025 Form 10-K	102	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ SCOTT J. LAUBER
Date:	February 20, 2026	Scott J. Lauber
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 20, 2026
Scott J. Lauber, Chairman of the Board, Chief Executive Officer and Director --
Principal Executive Officer

/s/ XIA LIU	February 20, 2026
Xia Liu, Executive Vice President, Chief Financial Officer and Director --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 20, 2026
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ MICHAEL W. HOOPER	February 20, 2026
Michael W. Hooper, Director

/s/ KYLE A. HOOPS	February 20, 2026
Kyle A. Hoops, Director

/s/ MARGARET C. KELSEY	February 20, 2026
Margaret C. Kelsey, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Wisconsin Public Service Corporation is not required to send an annual report or proxy statement to its sole shareholder, Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc., and will not prepare such a report after the filing of this Annual Report on Form 10-K for the year ended December 31, 2025. Accordingly, Wisconsin Public Service Corporation will not file such a report with the Securities and Exchange Commission.

2025 Form 10-K	103	Wisconsin Public Service Corporation