Form 10-Q
period 2026-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2026-08-04
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
June 30, 2026

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

06/30/2026 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BTA	Best Technology Available
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM	Particulate Matter
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center

06/30/2026 Form 10-Q	ii	Wisconsin Public Service Corporation

CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OBBBA	One Big Beautiful Bill Act
PTC	Production Tax Credit
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
UFLPA	Uyghur Forced Labor Prevention Act
Weston	Weston Generating Station

06/30/2026 Form 10-Q	iii	Wisconsin Public Service Corporation

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

•Risks related to providing service to data centers and other large-scale customers including project termination, cancellation or delay, failure to receive regulatory approvals of projects or tariffs or other necessary permitting or siting approvals, delays in recovery of contractual reimbursement for project costs, the ability to fully recover investment on assets developed to serve large-scale customers, lower than anticipated need for electricity by these customers, public opposition to data centers and failure to garner support at the local, state and federal levels, and new legislation or regulation impacting data centers specifically or large-scale customer cost allocation generally;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

06/30/2026 Form 10-Q	1	Wisconsin Public Service Corporation

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

06/30/2026 Form 10-Q	2	Wisconsin Public Service Corporation

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

06/30/2026 Form 10-Q	3	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2026	2025	2026	2025
Operating revenues	$407.5	$410.5	$971.8	$909.2

Operating expenses
Cost of sales	116.7	123.5	363.8	313.7
Other operation and maintenance	129.4	121.8	249.5	241.1
Depreciation and amortization	69.4	66.7	138.0	132.5
Property and revenue taxes	12.7	11.0	25.8	22.4
Total operating expenses	328.2	323.0	777.1	709.7

Operating income	79.3	87.5	194.7	199.5

Other income, net	9.5	4.2	17.0	8.5
Interest expense	23.9	24.2	47.7	48.2
Other expense	(14.4)	(20.0)	(30.7)	(39.7)

Income before income taxes	64.9	67.5	164.0	159.8
Income tax expense	9.6	12.3	24.8	28.8
Net income	$55.3	$55.2	$139.2	$131.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)
(in millions, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$0.3	$0.7
Accounts receivable and unbilled revenues, net of reserves of $7.8 and $7.8, respectively	234.0	293.9
Accounts receivable from related parties	25.7	26.6
Materials, supplies, and inventories	164.6	170.6
Prepaid taxes	62.8	44.9
Other prepayments	3.0	7.7
Other	33.8	18.0
Current assets	524.2	562.4

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,352.9 and $2,320.2, respectively	6,799.1	6,611.6
Regulatory assets	449.5	446.2
Goodwill	36.4	36.4
Pension and OPEB assets	369.7	357.7
Other	45.9	40.3
Long-term assets	7,700.6	7,492.2
Total assets	$8,224.8	$8,054.6

Liabilities and Equity
Current liabilities
Short-term debt	$302.6	$159.5
Accounts payable	116.4	129.6
Accounts payable to related parties	64.9	79.0
Accrued payroll and benefits	25.5	28.8
Customer credit balances	11.9	42.4
Other	59.7	40.1
Current liabilities	581.0	479.4

Long-term liabilities
Long-term debt	2,257.4	1,959.3
Finance lease obligations	83.4	77.8
Deferred income taxes	1,067.6	1,034.2
Deferred ITCs	76.3	77.9
Regulatory liabilities	651.4	643.4
Environmental remediation liabilities	104.4	104.7
AROs	211.4	205.8
Other	102.0	96.6
Long-term liabilities	4,553.9	4,199.7

Commitments and contingencies (Note 18)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	2,462.5	2,347.3
Retained earnings	531.8	932.6
Common shareholder's equity	3,089.9	3,375.5
Total liabilities and equity	$8,224.8	$8,054.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2026	2025
Operating activities
Net income	$139.2	$131.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	138.0	132.5
Deferred income taxes and ITCs, net	22.3	17.9
Change in –
Accounts receivable and unbilled revenues, net	34.8	(9.0)
Materials, supplies, and inventories	6.0	8.9
Prepaid taxes	(17.9)	6.7
Other prepayments	4.7	4.4
Other current assets	(6.7)	0.4
Accounts payable	(15.3)	(19.5)
Amounts refundable to customers	7.0	9.1
Other current liabilities	3.3	(6.9)
Other, net	(15.0)	(3.9)
Net cash provided by operating activities	300.4	271.6

Investing activities
Capital expenditures	(319.9)	(253.6)
Reimbursement for ATC's transmission infrastructure upgrades	—	6.6
Proceeds from cash surrender value of life insurance	—	9.8
Other, net	3.7	3.4
Net cash used in investing activities	(316.2)	(233.8)

Financing activities
Issuance of long-term debt	299.9	—
Change in short-term debt	143.1	21.5
Payment of dividends to parent	(540.0)	(60.0)
Equity contribution from parent	115.0	—
Other, net	(2.6)	(0.5)
Net cash provided by (used in) financing activities	15.4	(39.0)

Net change in cash and cash equivalents	(0.4)	(1.2)
Cash and cash equivalents at beginning of period	0.7	1.5
Cash and cash equivalents at end of period	$0.3	$0.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2025	$95.6	$2,347.3	$932.6	$3,375.5
Net income	—	—	83.9	83.9
Payment of dividends to parent	—	—	(420.0)	(420.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2026	$95.6	$2,347.5	$596.5	$3,039.6
Net income	—	—	55.3	55.3
Equity contribution from parent	—	115.0	—	115.0
Payment of dividends to parent	—	—	(120.0)	(120.0)
Balance at June 30, 2026	$95.6	$2,462.5	$531.8	$3,089.9

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2024	$95.6	$1,857.2	$759.0	$2,711.8
Net income	—	—	75.8	75.8
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2025	$95.6	$1,857.3	$804.8	$2,757.7
Net income	—	—	55.2	55.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2025	$95.6	$1,857.4	$830.0	$2,783.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	7	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2026

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 476,000 electric customers and 351,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of expected results for 2026 due to seasonal variations and other factors.

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

06/30/2026 Form 10-Q	8	Wisconsin Public Service Corporation

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Wisconsin Public Service Corporation
Electric utility	$341.6	$340.6	$702.0	$680.5
Natural gas utility	64.9	69.0	267.6	226.6
Total revenues from contracts with customers	406.5	409.6	969.6	907.1
Other operating revenues	1.0	0.9	2.2	2.1
Total operating revenues	$407.5	$410.5	$971.8	$909.2

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Residential	$125.3	$120.7	$265.5	$252.7
Small commercial and industrial	115.3	112.6	231.2	221.6
Large commercial and industrial	74.3	72.6	144.4	138.5
Other	2.3	2.3	4.5	4.4
Total retail revenues	317.2	308.2	645.6	617.2
Wholesale	15.6	14.8	31.3	28.4
Resale	5.7	13.5	18.0	26.9
Other utility revenues	3.1	4.1	7.1	8.0
Total electric utility operating revenues	$341.6	$340.6	$702.0	$680.5

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Residential	$39.7	$37.1	$163.7	$139.2
Commercial and industrial	21.6	19.9	95.4	81.6
Total retail revenues	61.3	57.0	259.1	220.8
Transportation	6.3	6.2	15.1	14.8
Other utility revenues (1)	(2.7)	5.8	(6.6)	(9.0)
Total natural gas utility operating revenues	$64.9	$69.0	$267.6	$226.6

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were included in rates.

06/30/2026 Form 10-Q	9	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Late payment charges	$1.0	$1.0	$2.1	$1.9
Rental revenues	0.1	0.1	0.2	0.2
Alternative revenues (1)	(0.1)	(0.2)	(0.1)	—
Total other operating revenues	$1.0	$0.9	$2.2	$2.1

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

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2026 and December 31, 2025.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2026	December 31, 2025
Accounts receivable and unbilled revenues	$241.8	$301.7
Allowance for credit losses	7.8	7.8
Accounts receivable and unbilled revenues, net (1)	$234.0	$293.9

Total accounts receivable, net – past due greater than 90 days (1)	$8.1	$6.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.5%	95.7%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2026, $128.4 million, or 54.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

06/30/2026 Form 10-Q	10	Wisconsin Public Service Corporation

A roll-forward of the allowance for credit losses is included below:

	Three Months Ended June 30
(in millions)	2026	2025
Balance at April 1	$8.3	$7.5
Provision for credit losses	4.2	5.0
Provision for credit losses deferred for future recovery or refund	(1.9)	(2.5)
Write-offs charged against the allowance	(3.8)	(3.9)
Recoveries of amounts previously written off	1.0	1.3
Balance at June 30	$7.8	$7.4

	Six Months Ended June 30
(in millions)	2026	2025
Balance at January 1	$7.8	$8.6
Provision for credit losses	8.3	8.5
Provision for credit losses deferred for future recovery or refund	(3.1)	(5.3)
Write-offs charged against the allowance	(7.8)	(7.0)
Recoveries of amounts previously written off	2.6	2.6
Balance at June 30	$7.8	$7.4

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2026 and December 31, 2025. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2025 Annual Report on Form 10-K.

(in millions)	June 30, 2026	December 31, 2025
Regulatory assets
Environmental remediation costs	$128.9	$133.5
Plant retirement related items	113.3	122.9
Income tax related items	61.6	59.3
AROs	60.7	49.1
Electric transmission costs	23.8	15.4
Pension and OPEB costs	12.0	19.8
Finance and operating leases	11.8	10.2
Derivatives	7.8	4.8
Bluewater Natural Gas Holding, LLC	6.6	8.7
Other, net	23.0	22.5
Total regulatory assets	$449.5	$446.2

(in millions)	June 30, 2026	December 31, 2025
Regulatory liabilities
Income tax related items	$298.7	$305.9
Removal costs	226.7	219.4
Pension and OPEB benefits	85.9	85.7
Energy costs refundable through rate adjustments	18.4	11.4
Derivatives	16.8	8.3
Other, net	23.3	24.1
Total regulatory liabilities	$669.8	$654.8

Balance sheet presentation
Other current liabilities	$18.4	$11.4
Regulatory liabilities	651.4	643.4
Total regulatory liabilities	$669.8	$654.8

06/30/2026 Form 10-Q	11	Wisconsin Public Service Corporation

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2026	December 31, 2025
Commercial paper
Amount outstanding	$302.6	$159.5
Weighted-average interest rate on amounts outstanding	3.91%	3.90%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2026 was $221.0 million with a weighted-average interest rate during the period of 3.89%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2026
Revolving credit facility	August 2030	$450.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		302.6
Available capacity under existing credit facility		$146.1

NOTE 8—LONG-TERM DEBT

In January 2026, we issued $300.0 million of 4.25% Senior Notes, due January 15, 2031, and used the net proceeds to repay short-term debt and for other general corporate purposes.

NOTE 9—LEASES

During the second quarter of 2026, we and WE, along with an unaffiliated utility, acquired various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term. The weighted-average remaining lease term for these land leases was 49.3 years at June 30, 2026. Once a solar project achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased.

The right of use assets obtained in exchange for these finance lease liabilities was $4.8 million. Our total obligation under these land-related leases was $4.8 million at June 30, 2026, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to these leases was $4.8 million as of June 30, 2026, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for these leases was 6.35%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

06/30/2026 Form 10-Q	12	Wisconsin Public Service Corporation

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related leases as of June 30, 2026, were as follows:

(in millions)
Six Months Ended December 31, 2026	$0.1
2027	0.2
2028	0.2
2029	0.3
2030	0.3
2031	0.3
Thereafter	18.0
Total minimum lease payments	19.4
Less: Interest	(14.6)
Present value of minimum lease payments	4.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$4.8

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2026	December 31, 2025
Materials and supplies	$103.1	$101.8
Fossil fuel	40.1	40.7
Natural gas in storage	21.4	28.1
Total	$164.6	$170.6

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

06/30/2026 Form 10-Q	13	Wisconsin Public Service Corporation

NOTE 11—INCOME TAXES

Statutory Rate Reconciliation

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$64.9		$67.5
United States federal statutory income tax rate	$13.6	21.0%	$14.2	21.0%
State and local income taxes net of federal tax effect (1)	3.9	6.0%	4.2	6.3%
Tax credits
PTCs, net (2)	(4.8)	(7.3)%	(4.1)	(6.1)%
Other	(0.7)	(1.0)%	(0.7)	(1.1)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(1.1)	(1.6)%	(0.3)	(0.5)%
Other	0.5	0.7%	0.4	0.6%
Other adjustments
Federal excess deferred tax amortization (4)	(1.9)	(3.0)%	(2.2)	(3.2)%
Other, net	0.1	—%	0.8	1.2%
Total income tax expense	$9.6	14.8%	$12.3	18.2%

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$164.0		$159.8
United States federal statutory income tax rate	$34.4	21.0%	$33.6	21.0%
State and local income taxes net of federal tax effect (1)	9.9	6.0%	9.9	6.2%
Tax credits
PTCs, net (2)	(12.3)	(7.5)%	(9.9)	(6.2)%
Other	(1.6)	(1.0)%	(1.7)	(1.1)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(2.4)	(1.4)%	(1.0)	(0.7)%
Other	1.2	0.8%	0.9	0.6%
Other adjustments
Federal excess deferred tax amortization (4)	(4.8)	(3.0)%	(5.0)	(3.1)%
Other, net	0.4	0.2%	2.0	1.3%
Total income tax expense	$24.8	15.1%	$28.8	18.0%

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements to sell substantially all the PTCs and ITCs we generated in 2025 to third parties. WEC Energy Group has also entered into an agreement to sell the majority of PTCs that we expect

06/30/2026 Form 10-Q	14	Wisconsin Public Service Corporation

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

Cash Paid For Income Taxes, Net

The table below is a summary of income taxes paid by jurisdiction:

	Six Months Ended June 30
(in millions)	2026		2025
Federal	$9.7	(1)	$4.9	(2)
State	8.4		4.9
Total income taxes paid, net	$18.1		$9.8

(1)    Amount is net of $10.7 million of cash received, related to 2026 and 2025 PTCs that were sold to third parties.

(2)    Amount is net of $9.7 million of cash received, related to 2025 and 2024 PTCs that were sold to third parties.

Income taxes paid, net exceeded five percent of total income taxes paid, net in the following jurisdiction:

	Six Months Ended June 30
(in millions)	2026	2025
Wisconsin	$8.4	$4.9

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

06/30/2026 Form 10-Q	15	Wisconsin Public Service Corporation

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.3	$6.5	$—	$6.8
FTRs	—	—	10.2	10.2
Total derivative assets	$0.3	$6.5	$10.2	$17.0

Derivative liabilities
Natural gas contracts	$5.4	$1.2	$—	$6.6

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$5.5	$—	$5.6
FTRs	—	—	2.3	2.3
Total derivative assets	$0.1	$5.5	$2.3	$7.9

Derivative liabilities
Natural gas contracts	$3.4	$0.6	$—	$4.0

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Balance at the beginning of the period	$0.7	$0.4	$2.3	$2.0
Purchases	11.4	7.2	11.4	7.2
Sales	(0.1)	—	(0.2)	—
Settlements	(1.8)	(1.3)	(3.3)	(2.9)
Balance at the end of the period	$10.2	$6.3	$10.2	$6.3

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,257.4	$1,898.8	$1,959.3	$1,626.0

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

06/30/2026 Form 10-Q	16	Wisconsin Public Service Corporation

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

	June 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$6.8	$6.5	$5.6	$3.8
FTRs	10.2	—	2.3	—
Total current	17.0	6.5	7.9	3.8

Long-term
Natural gas contracts	—	0.1	—	0.2

Total	$17.0	$6.6	$7.9	$4.0

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	9.5 Dth	$(2.6)	6.5 Dth	$0.1
FTRs	1.6 MWh	0.4	1.9 MWh	1.6
Total		$(2.2)		$1.7

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	22.9 Dth	$6.4	18.8 Dth	$0.8
FTRs	3.5 MWh	2.0	4.2 MWh	2.2
Total		$8.4		$3.0

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2026 and December 31, 2025, we had posted cash collateral of $16.7 million and $9.8 million, respectively. These amounts were recorded on our balance sheets in other current assets. At June 30, 2026, we had also received cash collateral of $0.5 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2026			December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$17.0	$6.6		$7.9	$4.0
Gross amount not offset on the balance sheet	(0.3)	(5.4)	(1)	(0.1)	(3.4)	(2)
Net amount	$16.7	$1.2		$7.8	$0.6

(1)    Includes cash collateral posted of $5.1 million.

(2)    Includes cash collateral posted of $3.3 million.

06/30/2026 Form 10-Q	17	Wisconsin Public Service Corporation

NOTE 14—GUARANTEES

As of June 30, 2026, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit credit (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Service cost	$1.0	$0.9	$2.1	$2.1
Interest cost	7.6	7.7	15.2	15.3
Expected return on plan assets	(12.3)	(12.4)	(24.6)	(24.8)
Amortization of net actuarial loss	—	0.9	—	5.2
Net periodic benefit credit	$(3.7)	$(2.9)	$(7.3)	$(2.2)

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Service cost	$0.9	$0.8	$1.7	$1.5
Interest cost	2.0	1.9	4.0	3.7
Expected return on plan assets	(4.9)	(4.5)	(9.7)	(9.0)
Amortization of prior service credit	(0.6)	(1.1)	(1.2)	(3.6)
Amortization of net actuarial loss	—	0.2	—	0.8
Net periodic benefit credit	$(2.6)	$(2.7)	$(5.2)	$(6.6)

During the six months ended June 30, 2026, we made contributions and payments of $0.2 million related to our pension plans and $0.4 million related to our OPEB plans. During the remainder of 2026, we expect to make contributions and payments of $0.3 million related to our pension plans and $0.5 million related to our OPEB plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

We utilize escrow accounting for our current pension and OPEB costs, as approved by the PSCW. As of June 30, 2026 and December 31, 2025, our balance sheets included regulatory liabilities of $2.5 million and $2.4 million, respectively, for pension costs. Our balance sheets included a regulatory asset of $2.4 million and a regulatory liability of $0.3 million, for OPEB costs as of June 30, 2026 and December 31, 2025, respectively. In accordance with our PSCW rate orders, we amortize the related regulatory assets and liabilities. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets and liabilities.

NOTE 16—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2026. We had no accumulated impairment losses related to our goodwill as of June 30, 2026.

Other Indefinite-Lived Intangible Assets

At both June 30, 2026 and December 31, 2025, we had $5.3 million of other indefinite-lived intangible assets included in other long-term assets on our balance sheets. These assets consist of spectrum frequencies, which enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory.

06/30/2026 Form 10-Q	18	Wisconsin Public Service Corporation

NOTE 17—SEGMENT INFORMATION

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

At June 30, 2026, we reported two segments, which are described below. All of our operations are located within the United States.

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

The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2026 and 2025.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2026
External revenues	$407.5	$—	$407.5
Fuel and purchased power	87.4	—	87.4
Cost of natural gas sold	29.3	—	29.3
Other operation and maintenance	129.4	—	129.4
Depreciation and amortization	69.4	—	69.4
Property and revenue taxes	12.7	—	12.7
Other income, net (1)	8.8	0.7	9.5
Interest expense	23.9	—	23.9
Income tax expense	9.4	0.2	9.6
Net income	$54.8	$0.5	$55.3

Other Segment Disclosures
Three Months Ended June 30, 2026
Capital expenditures	$172.3	$—	$172.3
Balance at June 30, 2026
Equity method investments	0.9	18.2	19.1
Total assets	8,206.6	18.2	8,224.8

(1)Includes equity earnings from equity method investments of $0.7 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

06/30/2026 Form 10-Q	19	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2025
External revenues	$410.5	$—	$410.5
Fuel and purchased power	90.8	—	90.8
Cost of natural gas sold	32.7	—	32.7
Other operation and maintenance	121.8	—	121.8
Depreciation and amortization	66.7	—	66.7
Property and revenue taxes	11.0	—	11.0
Other income, net (1)	3.7	0.5	4.2
Interest expense	24.2	—	24.2
Income tax expense	12.2	0.1	12.3
Net income	$54.8	$0.4	$55.2

Other Segment Disclosures
Three Months Ended June 30, 2025
Capital expenditures	$129.0	$—	$129.0
Balance at June 30, 2025
Equity method investments	0.9	15.9	16.8
Total assets	7,599.7	15.9	7,615.6

(1)Includes equity earnings from equity method investments of $0.5 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2026
External revenues	$971.8	$—	$971.8
Fuel and purchased power	199.5	—	199.5
Cost of natural gas sold	164.3	—	164.3
Other operation and maintenance	249.5	—	249.5
Depreciation and amortization	138.0	—	138.0
Property and revenue taxes	25.8	—	25.8
Other income, net (1)	15.7	1.3	17.0
Interest expense	47.7	—	47.7
Income tax expense	24.4	0.4	24.8
Net income	$138.3	$0.9	$139.2

Other Segment Disclosures
Capital expenditures	$319.9	$—	$319.9

(1)Includes equity earnings from equity method investments of $1.3 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

06/30/2026 Form 10-Q	20	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2025
External revenues	$909.2	$—	$909.2
Fuel and purchased power	188.3	—	188.3
Cost of natural gas sold	125.4	—	125.4
Other operation and maintenance	241.1	—	241.1
Depreciation and amortization	132.5	—	132.5
Property and revenue taxes	22.4	—	22.4
Other income, net (1)	7.5	1.0	8.5
Interest expense	48.2	—	48.2
Income tax expense	28.6	0.2	28.8
Net income	$130.2	$0.8	$131.0

Other Segment Disclosures
Capital expenditures	$253.6	$—	$253.6

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

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2026, were approximately $1.6 billion.

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

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort that will likely take multiple years to complete. Of the proposed deregulatory actions, those that apply to us include actions impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. The EPA has initiated various deregulatory actions. These and any future actions require formal rulemaking proceedings and have been, and future actions are likely to be, subject to legal challenges. We continue to monitor and evaluate these deregulatory actions for potential risks and benefits.

In February 2026, the EPA published a final rule rescinding the 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" has been the legal underpinning of a host of climate regulations under the CAA. Litigation over the rule has been initiated in the D.C. Circuit Court of Appeals.

06/30/2026 Form 10-Q	21	Wisconsin Public Service Corporation

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

In November 2025, the EPA filed a motion in the litigation pending in the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The court issued an order on June 26, 2026, denying the EPA's motion. The 2024 PM2.5 Standard therefore remains in effect. Previously, in April 2026, the State of Wisconsin signed onto a complaint filed in California that seeks an order directing the EPA to implement the 2024 PM2.5 Standard and make nonattainment designations. The litigation is ongoing. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

New Source Performance Standards

Nitrogen Oxides

In January 2026, the EPA released a final rule regulating NOx for CTs constructed, modified, or reconstructed after December 13, 2024. The final rule became effective January 15, 2026, and established NOx emissions standards for several subcategories of new, modified, and reconstructed CTs based on the size, rates of utilization, design efficiency, and fuel type of these turbines. We believe the CTs included in WEC Energy Group's capital plan, including ours, will be well positioned to comply with this rule. The existing simple cycle CTs will require more stringent NOx limits if they undergo upgrades.

06/30/2026 Form 10-Q	22	Wisconsin Public Service Corporation

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

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities; however, as part of the Federal Deregulatory Actions discussed above, in September 2025, the EPA released a proposal to amend the GHG Reporting Program to permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission affiliates until 2034. We continue to monitor the status of these deregulatory actions.

WEC Energy Group's capital plan includes the planned retirement of older, fossil-fueled generation, to be replaced with natural gas-fired generation and zero-carbon-emitting renewables. We have retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031. As part of WEC Energy Group's capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, and continue to evaluate the conversion of both units to natural gas. WEC Energy Group has a long-term goal to achieve net carbon-neutral electric generation by the end of 2050. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we started implementing co-firing with natural gas at Weston Unit 4 in 2025. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

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

06/30/2026 Form 10-Q	23	Wisconsin Public Service Corporation

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

When the deadline extension rule was proposed, the EPA also solicited public comments related to the economic achievability and technical availability of ZLD technologies. Additional ELG rulemaking is anticipated that may lead to substantive changes to the ZLD technology-based requirements established in the 2024 ELG Rule. Another proposed ELG rule was published in May 2026, to address CRL treatment requirements. As currently written, the proposed rule confirms that CRL from our Company's landfills is not subject to the limitations in the 2024 ELG Rule.

In addition, numerous parties have challenged the 2024 ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit, which has been held in abeyance since February 2025. The 2025 deadline extension rule is also being challenged in the United States Court of Appeals for the Second Circuit. The 2024 ELG Rule, as well as the deadline extension rule, remain in effect during the pendency of the legal challenges. The outcome of these cases may affect our compliance plans.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2026	December 31, 2025
Regulatory assets	$128.9	$133.5
Reserves for future environmental remediation	104.4	104.7

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

06/30/2026 Form 10-Q	24	Wisconsin Public Service Corporation

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

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Six Months Ended June 30
(in millions)	2026	2025
Cash paid for interest, net of amount capitalized	$40.7	$47.0
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	38.1	45.8
Liabilities accrued for software licensing agreements	0.5	4.3

NOTE 20—REGULATORY ENVIRONMENT

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

06/30/2026 Form 10-Q	25	Wisconsin Public Service Corporation

We also proposed retaining our current earnings sharing mechanism, under which, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

A PSCW decision is expected in the fourth quarter of 2026.

NOTE 21—OTHER INCOME, NET

Total other income, net was as follows for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
AFUDC-Equity	$5.2	$2.3	$10.2	$5.2
Non-service components of net periodic benefit costs	2.0	1.5	4.0	1.6
Earnings from equity method investments	0.7	0.6	1.3	1.1
Interest income	1.2	0.1	1.3	0.6
Other, net	0.4	(0.3)	0.2	—
Other income, net	$9.5	$4.2	$17.0	$8.5

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

06/30/2026 Form 10-Q	26	Wisconsin Public Service Corporation

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

Supporting Economic Growth Within Our Communities

Our service territory is starting to see economic growth, and WEC Energy Group anticipates continued electric demand growth in the years ahead. To meet the anticipated electric demand growth, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. WEC Energy Group's capital plan addresses that demand with a range of planned investments in natural gas-fired generation, renewables, and battery storage. WEC Energy Group plans on investing approximately $6.1 billion from 2026 to 2030 in efficient natural gas-fired generation and related infrastructure and approximately $12.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments to be made by either us or WE based on specific customer needs:

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

06/30/2026 Form 10-Q	27	Wisconsin Public Service Corporation

As part of our path toward this goal, we have started implementing co-firing with natural gas at Weston Unit 4. We and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, but continue to evaluate the conversion of both units to natural gas. Additionally, WEC Energy Group has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the J.P. Pulliam Generating power plant and the jointly-owned Edgewater Generating Station Unit 4. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of Weston Unit 3.

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

06/30/2026 Form 10-Q	28	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2026

Earnings

Our earnings for the second quarter of 2026 were $55.3 million, compared with $55.2 million for the same quarter in 2025. See below for information on the $0.1 million increase in earnings.

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

06/30/2026 Form 10-Q	29	Wisconsin Public Service Corporation

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

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the second quarter of 2026, with the same quarter in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$407.5	$410.5	$(3.0)

Operating expenses
Cost of sales (1)	116.7	123.5	6.8
Other operation and maintenance	129.4	121.8	(7.6)
Depreciation and amortization	69.4	66.7	(2.7)
Property and revenue taxes	12.7	11.0	(1.7)
Operating income	79.3	87.5	(8.2)

Other income, net	8.8	3.7	5.1
Interest expense	23.9	24.2	0.3
Income before income taxes	64.2	67.0	(2.8)

Income tax expense	9.4	12.2	2.8
Net income	$54.8	$54.8	$—

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$63.2	$57.9	$(5.3)
Transmission (1)	52.9	46.1	(6.8)
Regulatory amortizations and other pass through expenses (2)	13.3	17.8	4.5
Total other operation and maintenance	129.4	$121.8	$(7.6)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2026 and 2025, $59.6 million and $49.2 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2026 Form 10-Q	30	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer class
Residential	688.5	680.6	7.9
Small commercial and industrial	982.3	986.1	(3.8)
Large commercial and industrial	1,005.3	981.7	23.6
Other	4.0	4.2	(0.2)
Total retail	2,680.1	2,652.6	27.5
Wholesale	254.6	264.7	(10.1)
Resale	18.6	191.5	(172.9)
Total sales in MWh	2,953.3	3,108.8	(155.5)

	Three Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer class
Residential	34.9	37.4	(2.5)
Commercial and industrial	29.6	32.5	(2.9)
Total retail	64.5	69.9	(5.4)
Transportation	111.3	109.7	1.6
Total sales in therms	175.8	179.6	(3.8)

	Three Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (919 Normal)	907	888	2.1%
Cooling (156 Normal)	115	160	(28.1)%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

06/30/2026 Form 10-Q	31	Wisconsin Public Service Corporation

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Electric revenues	$342.2	$341.2	$1.0
Natural gas revenues	65.3	69.3	(4.0)
Operating revenues	407.5	410.5	(3.0)

Operating expenses
Fuel and purchased power	(87.4)	(90.8)	3.4
Cost of natural gas sold	(29.3)	(32.7)	3.4
Other operation and maintenance (1)	(103.1)	(88.6)	(14.5)
Depreciation and amortization	(69.4)	(66.7)	(2.7)
Property and revenue taxes	(12.7)	(11.0)	(1.7)
Gross margin (GAAP)	105.6	120.7	(15.1)

Other operation and maintenance (1)	103.1	88.6	14.5
Depreciation and amortization	69.4	66.7	2.7
Property and revenue taxes	12.7	11.0	1.7
Utility margin (non-GAAP)	$290.8	$287.0	$3.8

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment decreased $15.1 million during the second quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $3.8 million during the second quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $5.8 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026. See Note 23, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

•A $1.8 million increase in margins driven by higher weather-normalized electric retail sales volumes, partially offset by the impact of colder spring weather during the second quarter of 2026, compared with the same quarter in 2025. As measured by cooling degree days, the second quarter of 2026 was 28.1% colder than the same quarter in 2025.

These increases in margins were partially offset by a $4.4 million quarter-over-quarter negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the decrease in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $6.8 million increase in transmission expense;

•A $4.9 million increase in other operating and maintenance related to our power plants;

•A $2.7 million increase in depreciation and amortization expense; and

•A $1.7 million increase in property and revenues taxes.

06/30/2026 Form 10-Q	32	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $12.0 million during the second quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $6.8 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $4.9 million increase in other operating and maintenance related to our power plants, driven by outages at the Weston generation facility.

•A $2.7 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $1.7 million increase in property and revenue taxes, driven by gross receipt taxes.

These increases in other operating expenses were partially offset by a $4.5 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net at the utility segment increased $5.1 million during the second quarter of 2026, compared with the same quarter in 2025. The increase was driven by a $2.9 million positive impact from higher AFUDC-Equity due to continued capital investment and a $1.1 million increase in interest income, driven by higher interest income on cash collateral paid to counterparties.

Interest Expense

Interest expense at the utility segment decreased $0.3 million during the second quarter of 2026, compared with the same quarter in 2025, due to higher AFUDC-Debt due to continued capital investment and the impact of a debt maturity in November 2025. These decreases were partially offset by the impact of a debt issuance in January 2026 and higher average short-term debt balances.

Income Tax Expense

Income tax expense at the utility segment decreased $2.8 million during the second quarter of 2026, compared with the same quarter in 2025, driven by:

•Lower pre-tax income;

•A $0.8 million favorable income tax impact associated with certain tax-related regulatory deferrals;

•A $0.8 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment; and

•A $0.7 million increase in PTCs.

See Note 11, Income Taxes, for more information.

Other Segment Contribution to Net Income

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Net income	$0.5	$0.4	$0.1

06/30/2026 Form 10-Q	33	Wisconsin Public Service Corporation

SIX MONTHS ENDED JUNE 30, 2026

Earnings

Our earnings for the six months ended June 30, 2026 were $139.2 million, compared to $131.0 million for the same period in 2025. See below for information on the $8.2 million increase in earnings.

Expected 2026 Annual Effective Tax Rate

We expect our 2026 annual effective tax rate to be between 15% and 16%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

06/30/2026 Form 10-Q	34	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the six months ended June 30, 2026, with the same period in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$971.8	$909.2	$62.6

Operating expenses
Cost of sales (1)	363.8	313.7	(50.1)
Other operation and maintenance	249.5	241.1	(8.4)
Depreciation and amortization	138.0	132.5	(5.5)
Property and revenue taxes	25.8	22.4	(3.4)
Operating income	194.7	199.5	(4.8)

Other income, net	15.7	7.5	8.2
Interest expense	47.7	48.2	0.5
Income before income taxes	162.7	158.8	3.9

Income tax expense	24.4	28.6	4.2
Net income	$138.3	$130.2	$8.1

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$117.7	$115.2	$(2.5)
Transmission (1)	105.1	91.4	(13.7)
Regulatory amortizations and other pass through expenses (2)	26.8	34.6	7.8
Earnings sharing mechanism	(0.1)	(0.1)	—
Total other operation and maintenance	$249.5	$241.1	$(8.4)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2026 and 2025, $110.1 million and $96.4 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer class
Residential	1,473.5	1,460.0	13.5
Small commercial and industrial	1,977.0	1,974.6	2.4
Large commercial and industrial	1,924.8	1,928.6	(3.8)
Other	9.9	10.3	(0.4)
Total retail	5,385.2	5,373.5	11.7
Wholesale	503.9	513.6	(9.7)
Resale	187.5	490.6	(303.1)
Total sales in MWh	6,076.6	6,377.7	(301.1)

06/30/2026 Form 10-Q	35	Wisconsin Public Service Corporation

	Six Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	156.4	163.5	(7.1)
Commercial and industrial	112.3	119.1	(6.8)
Total retail	268.7	282.6	(13.9)
Transportation	261.2	261.9	(0.7)
Total sales in therms	529.9	544.5	(14.6)

	Six Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (4,511 Normal)	4,474	4,414	1.4%
Cooling (156 Normal)	115	160	(28.1)%

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

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Electric revenues	$703.4	$682.0	$21.4
Natural gas revenues	268.4	227.2	41.2
Operating revenues	971.8	909.2	62.6

Operating expenses
Fuel and purchased power	(199.5)	(188.3)	(11.2)
Cost of natural gas sold	(164.3)	(125.4)	(38.9)
Other operation and maintenance (1)	(194.1)	(170.9)	(23.2)
Depreciation and amortization	(138.0)	(132.5)	(5.5)
Property and revenue taxes	(25.8)	(22.4)	(3.4)
Gross margin (GAAP)	250.1	269.7	(19.6)

Other operation and maintenance (1)	194.1	170.9	23.2
Depreciation and amortization	138.0	132.5	5.5
Property and revenue taxes	25.8	22.4	3.4
Utility margin (non-GAAP)	$608.0	$595.5	$12.5

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment decreased $19.6 million during the six months ended June 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) increased $12.5 million during the six months ended June 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $16.9 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026.

•A $0.9 million increase in margins driven by higher electric retail sales volumes, including the impact of colder weather during the six months ended June 30, 2026, compared with the same period in 2025. As measured by heating degree days, the six months ended June 30, 2026 were 1.4% colder than the same period in 2025.

06/30/2026 Form 10-Q	36	Wisconsin Public Service Corporation

These increase in margins were partially offset by a $6.4 million period-over-period negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the decrease in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $13.7 million increase in transmission expense;

•A $6.6 million increase in other operating and maintenance related to our power plants;

•A $5.5 million increase in depreciation and amortization expense;

•A $3.4 million increase in property and revenue taxes; and

•A partially offsetting $4.3 million decrease in electric and natural gas distribution expenses.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $17.3 million during the six months ended June 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in other operating expenses were:

•A $13.7 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $6.6 million increase in other operating and maintenance related to our power plants, driven by outages at the Weston generation facility.

•A $5.5 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $3.4 million increase in property and revenue taxes, driven by gross receipt taxes.

These increases in other operating expenses were partially offset by:

•A $7.8 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $4.3 million decrease in electric and natural gas distribution expenses, driven by lower storm restoration costs during the six months ended June 30, 2026, compared with the same period in 2025.

Other Income, Net

Other income, net at the utility segment increased $8.2 million during the six months ended June 30, 2026, compared with the same period in 2025. The increase was driven by a $5.0 million positive impact from higher AFUDC-Equity due to continued capital investment and a $2.4 million positive impact from higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the utility segment decreased $0.5 million during the six months ended June 30, 2026, compared with the same period in 2025, due to higher AFUDC-Debt due to continued capital investment and the impact of a debt maturity in November 2025. These decreases were partially offset by the impact of a debt issuance in January 2026 and higher average short-term debt balances.

06/30/2026 Form 10-Q	37	Wisconsin Public Service Corporation

Income Tax Expense

Income tax expense at the utility segment decreased $4.2 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $2.4 million increase in PTCs;

•A $1.6 million favorable income tax impact associated with certain tax-related regulatory deferrals; and

•A $1.4 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment.

Partially offsetting these favorable income tax variances was higher pre-tax income.

Other Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Net income	$0.9	$0.8	$0.1

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2026	2025	Change in 2026 Over 2025
Cash provided by (used in):
Operating activities	$300.4	$271.6	$28.8
Investing activities	(316.2)	(233.8)	(82.4)
Financing activities	15.4	(39.0)	54.4

Operating Activities

Net cash provided by operating activities increased $28.8 million during the six months ended June 30, 2026, compared with the same period in 2025 driven by:

•A $34.2 million increase in cash from higher overall collections from customers during the six months ended June 30, 2026, compared with the same period in 2025. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2026.

•An $8.1 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during the six months ended June 30, 2026, compared with the same period in 2025.

These increases in net cash provided by operating activities were partially offset by a $13.1 million increase in cash paid for property and revenue taxes driven by higher gross receipts taxes during the six months ended June 30, 2026, compared with the same period in 2025.

06/30/2026 Form 10-Q	38	Wisconsin Public Service Corporation

Investing Activities

Net cash used in investing activities increased $82.4 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $66.3 million increase in cash paid for capital expenditures during the six months ended June 30, 2026, compared with the same period in 2025, which is discussed in more detail below.

•Proceeds of $9.8 million received from the cash surrender of life insurance during the six months ended June 30, 2025. There were no proceeds received from the cash surrender of life insurance during the same period in 2026.

•Proceeds of $6.6 million received for the reimbursement of transmission infrastructure upgrades during the six months ended June 30, 2025. There were no proceeds received for reimbursement during the same period in 2026.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2026	2025	Change in 2026 Over 2025
Capital expenditures	$319.9	$253.6	$66.3

The increase in cash paid for capital expenditures during the six months ended June 30, 2026, compared with the same period in 2025, was driven by higher payments for renewable energy projects and our electric distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $54.4 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $299.9 million increase in cash due to the issuance of long-term debt during the six months ended June 30, 2026. We did not issue any long-term debt during the same period in 2025.

•A $121.6 million increase in net borrowings of commercial paper during the six months ended June 30, 2026, compared with the same period in 2025.

•A $115.0 million increase in cash related to equity contributions received from our parent during the six months ended June 30, 2026, to balance our capital structure. We did not receive any equity contributions from our parent during the same period in 2025.

These increases in net cash related to financing activities were partially offset by a $480.0 million decrease in cash due to higher dividends paid to our parent during the six months ended June 30, 2026, compared with the same period in 2025, to balance our capital structure.

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

06/30/2026 Form 10-Q	39	Wisconsin Public Service Corporation

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

(1)This includes actual capital expenditures incurred through June 30, 2026, as well as estimated capital expenditures for the remainder of the year.

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. In addition, we continue to upgrade our electric and natural gas distribution systems to enhance reliability. Below are the anticipated investment amounts for the next three years for generation, LNG, and distribution projects that are proposed or currently underway.

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

Long-Term Debt

See Note 8, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the six months ended June 30, 2026.

Common Stock Dividends

During the six months ended June 30, 2026, we paid common stock dividends of $540.0 million to the sole holder of our common stock, Integrys. This dividend was $480.0 million higher than the same period in 2025, due to the rebalancing of our capital structure.

06/30/2026 Form 10-Q	40	Wisconsin Public Service Corporation

Other Significant Cash Requirements

See Note 18, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2026.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 7, Short-Term Debt and Lines of Credit, and Note 14, Guarantees.

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

At June 30, 2026, our current liabilities exceeded our current assets by $56.8 million. We do not expect this to have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 7, Short-Term Debt and Lines of Credit and Note 8, Long-Term Debt, for more information about our credit facility, commercial paper, and debt security.

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

06/30/2026 Form 10-Q	41	Wisconsin Public Service Corporation

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2026, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2025 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2026. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2026 Form 10-Q	42	Wisconsin Public Service Corporation

In April 2025, based upon an investigation in response to a new petition, the DOC reached affirmative findings that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the United States has been impacted and the United States solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

In August 2025, in response to another petition filed by a coalition of trade groups, the DOC and USITC initiated new AD/CVD investigations based on the coalition’s claims that Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies, are benefiting from illegal subsidies and selling solar products below cost in the United States. In February 2026, the DOC reached affirmative findings in its CVD investigation and released preliminary tariff rates applicable to each country generally, as well as certain specific manufacturers from those countries. In addition, in response to a critical circumstances petition, the DOC further determined that there had been a surge in panels from certain producers in India and from most Indonesian producers prior to the determination, applying tariffs retroactively to imports by such producers that entered the United States up to 90 days before the announcement of the new CVD tariffs. In April 2026, the DOC also issued preliminary affirmative findings in its AD investigation, setting additional rates applicable to these countries. Final AD/CVD rates are scheduled to be released in the fall of 2026, at which time the DOC will begin collecting final tariff amounts. These new tariffs may cause further cost increases or delays in the United States solar industry generally. We are continuing to monitor these new tariffs for any potential impact on our solar projects once final rates have been determined.

Renewable Energy Legislation

Infrastructure Investment and Jobs Act

In November 2021, the Infrastructure Investment and Jobs Act was signed into law and provides for approximately $1.2 trillion of federal spending through 2026, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. Funding from this Act supports the work we are doing to reduce GHG emissions and to strengthen and protect the energy grid. In January 2025, disbursement of funds was paused until agency heads could determine whether grants, loans, contracts, and other disbursements were consistent with the administration's energy policy. The pause disrupted, and continues to disrupt, funding, temporarily or permanently, for infrastructure projects already in progress, caused project delays and cancellations, and impacted payment obligations for downstream contractors and suppliers.

Inflation Reduction Act

In August 2022, the IRA was signed into law and provides for $258 billion in energy-related provisions over a 10-year period. The IRA has helped reduce our cost of investing in projects that support our commitment to reduce emissions and provide affordable, reliable, and clean energy for our communities. We and our customers have benefited from the IRA’s provisions to extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and allow companies to transfer tax credits generated from renewable projects.

Under the IRA transferability option, WEC Energy Group entered into an agreement to sell the majority of the PTCs and ITCs that we expect to generate in 2026 to third parties. See Note 11, Income Taxes, for more information about these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

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

06/30/2026 Form 10-Q	43	Wisconsin Public Service Corporation

facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the United States Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. However, in June 2026, a federal court vacated the revised beginning-of-construction safe harbor rules and remanded the issue back to the IRS for reconsideration. Therefore, uncertainty remains. We will continue to monitor additional information as it becomes available. WEC Energy Group's capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

Environmental Matters

See Note 18, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the risks described below. In addition, the war with Iran and increasing tensions between the United States and other countries, as well as other new, protracted or escalating regional and international conflicts have had, and are expected to have a continuing, impact on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2025 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The United States continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the United States and foreign trade policies. In certain cases, both the United States and foreign trade policy changes have resulted in increased cost of materials and disrupted supply chains, which may impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

In addition, we are in the process of evaluating whether we are eligible to seek refunds and/or require our contractors and developers to seek refunds of tariffs paid under the International Emergency Economic Powers Act and other tariff provisions.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, so that we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2025 Annual Report on Form 10-K.

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

06/30/2026 Form 10-Q	44	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2025 Annual Report on Form 10-K. See Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, we currently, and from time to time, are subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2025 Annual Report on Form 10-K.

06/30/2026 Form 10-Q	45	Wisconsin Public Service Corporation

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Officer Retirement

On July 29, 2026, William J. Guc, Vice President and Controller of Wisconsin Public Service Corporation, notified the Company of his intent to retire in 2027, with the specific date to be determined later. There is no disagreement or dispute with the Company.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2026 Form 10-Q	46	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2026	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2026 Form 10-Q	47	Wisconsin Public Service Corporation