Form 10-Q
period 2026-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2026-10-30
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
c/o Corporate Secretary
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
September 30, 2026

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

09/30/2026 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BTA	Best Technology Available
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM	Particulate Matter
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
CT	Combustion Turbine

09/30/2026 Form 10-Q	ii	Wisconsin Public Service Corporation

CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OBBBA	One Big Beautiful Bill Act
PTC	Production Tax Credit
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
UFLPA	Uyghur Forced Labor Prevention Act
Weston	Weston Generating Station

09/30/2026 Form 10-Q	iii	Wisconsin Public Service Corporation

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, changes to address energy affordability concerns and grid reliability, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

09/30/2026 Form 10-Q	1	Wisconsin Public Service Corporation

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

•Factors affecting the achievement of WEC Energy Group's CO2 emission reduction goal and related opportunities and actions, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, reliability, and the ability to execute the WEC Energy Group capital plan;

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

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global markets, our capitalization structure, and market perceptions of the utility industry or us;

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

09/30/2026 Form 10-Q	2	Wisconsin Public Service Corporation

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

09/30/2026 Form 10-Q	3	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2026	2025	2026	2025
Operating revenues	$482.7	$466.3	$1,454.5	$1,375.5

Operating expenses
Cost of sales	117.3	126.6	481.1	440.3
Other operation and maintenance	119.3	123.3	368.8	364.4
Depreciation and amortization	70.3	67.4	208.3	199.9
Property and revenue taxes	12.7	11.1	38.5	33.5
Total operating expenses	319.6	328.4	1,096.7	1,038.1

Operating income	163.1	137.9	357.8	337.4

Other income, net	8.0	5.3	25.0	13.8
Interest expense	25.5	24.4	73.2	72.6
Other expense	(17.5)	(19.1)	(48.2)	(58.8)

Income before income taxes	145.6	118.8	309.6	278.6
Income tax expense	23.9	22.5	48.7	51.3
Net income	$121.7	$96.3	$260.9	$227.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)
(in millions, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$0.9	$0.7
Accounts receivable and unbilled revenues, net of reserves of $8.3 and $7.8, respectively	231.8	293.9
Accounts receivable from related parties	31.2	26.6
Materials, supplies, and inventories	166.7	170.6
Prepaid taxes	39.9	44.9
Other prepayments	2.4	7.7
Other	31.1	18.0
Current assets	504.0	562.4

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $2,392.8 and $2,320.2, respectively	6,931.9	6,611.6
Regulatory assets	454.6	446.2
Goodwill	36.4	36.4
Pension and OPEB assets	375.8	357.7
Other	85.5	40.3
Long-term assets	7,884.2	7,492.2
Total assets	$8,388.2	$8,054.6

Liabilities and Equity
Current liabilities
Short-term debt	$5.0	$159.5
Accounts payable	130.3	129.6
Accounts payable to related parties	69.1	79.0
Accrued payroll and benefits	30.8	28.8
Accrued interest	30.7	10.8
Amounts refundable to customers	23.7	11.4
Customer credit balances	11.6	42.4
Other	30.5	17.9
Current liabilities	331.7	479.4

Long-term liabilities
Long-term debt	2,553.3	1,959.3
Finance lease obligations	83.9	77.8
Deferred income taxes	1,092.4	1,034.2
Deferred ITCs	76.6	77.9
Regulatory liabilities	644.0	643.4
Environmental remediation liabilities	104.2	104.7
AROs	213.7	205.8
Other	106.7	96.6
Long-term liabilities	4,874.8	4,199.7

Commitments and contingencies (Note 18)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	2,462.6	2,347.3
Retained earnings	623.5	932.6
Common shareholder's equity	3,181.7	3,375.5
Total liabilities and equity	$8,388.2	$8,054.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2026	2025
Operating activities
Net income	$260.9	$227.3
Reconciliation to cash provided by operating activities
Depreciation and amortization	208.3	199.9
Deferred income taxes and ITCs, net	39.8	25.3
AFUDC-Equity	(16.3)	(8.1)
Change in –
Accounts receivable and unbilled revenues, net	32.3	45.9
Materials, supplies, and inventories	3.9	(1.0)
Prepaid taxes	5.0	25.6
Other prepayments	5.3	3.1
Other current assets	(9.3)	(3.6)
Accounts payable	0.7	(24.2)
Accrued interest	19.9	18.9
Amounts refundable to customers	12.3	2.9
Other current liabilities	5.2	7.5
Other, net	2.9	(37.0)
Net cash provided by operating activities	570.9	482.5

Investing activities
Capital expenditures, including AFUDC-Debt	(522.5)	(536.6)
Payment for option to acquire projects	(44.6)	—
Reimbursement for ATC's transmission infrastructure upgrades	—	6.6
Proceeds from cash surrender value of life insurance	—	9.8
Other, net	13.2	9.9
Net cash used in investing activities	(553.9)	(510.3)

Financing activities
Issuance of long-term debt	598.6	—
Change in short-term debt	(154.5)	(20.0)
Payment of dividends to parent	(570.0)	(90.0)
Equity contribution from parent	115.0	140.0
Payments for debt issuance costs	(5.9)	(1.4)
Net cash provided by (used in) financing activities	(16.8)	28.6

Net change in cash and cash equivalents	0.2	0.8
Cash and cash equivalents at beginning of period	0.7	1.5
Cash and cash equivalents at end of period	$0.9	$2.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2025	$95.6	$2,347.3	$932.6	$3,375.5
Net income	—	—	83.9	83.9
Payment of dividends to parent	—	—	(420.0)	(420.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2026	$95.6	$2,347.5	$596.5	$3,039.6
Net income	—	—	55.3	55.3
Equity contribution from parent	—	115.0	—	115.0
Payment of dividends to parent	—	—	(120.0)	(120.0)
Balance at June 30, 2026	$95.6	$2,462.5	$531.8	$3,089.9
Net income	—	—	121.7	121.7
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at September 30, 2026	$95.6	$2,462.6	$623.5	$3,181.7

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2024	$95.6	$1,857.2	$759.0	$2,711.8
Net income	—	—	75.8	75.8
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2025	$95.6	$1,857.3	$804.8	$2,757.7
Net income	—	—	55.2	55.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2025	$95.6	$1,857.4	$830.0	$2,783.0
Net income	—	—	96.3	96.3
Equity contribution from parent	—	140.0	—	140.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2025	$95.6	$1,997.4	$896.3	$2,989.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	7	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2026

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 477,000 electric customers and 351,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of expected results for 2026 due to seasonal variations and other factors.

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

09/30/2026 Form 10-Q	8	Wisconsin Public Service Corporation

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Wisconsin Public Service Corporation
Electric utility	$445.6	$416.3	$1,147.6	$1,096.8
Natural gas utility	36.6	49.3	304.2	275.9
Total revenues from contracts with customers	482.2	465.6	1,451.8	1,372.7
Other operating revenues	0.5	0.7	2.7	2.8
Total operating revenues	$482.7	$466.3	$1,454.5	$1,375.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Residential	$160.1	$146.4	$425.6	$399.1
Small commercial and industrial	146.0	135.5	377.2	357.1
Large commercial and industrial	96.4	89.9	240.8	228.4
Other	2.2	2.1	6.7	6.5
Total retail revenues	404.7	373.9	1,050.3	991.1
Wholesale	17.9	17.4	49.2	45.8
Resale	17.2	20.5	35.2	47.4
Other utility revenues	5.8	4.5	12.9	12.5
Total electric utility operating revenues	$445.6	$416.3	$1,147.6	$1,096.8

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Residential	$23.3	$23.6	$187.0	$162.8
Commercial and industrial	13.0	14.1	108.4	95.7
Total retail revenues	36.3	37.7	295.4	258.5
Transportation	5.8	5.5	20.9	20.3
Other utility revenues (1)	(5.5)	6.1	(12.1)	(2.9)
Total natural gas utility operating revenues	$36.6	$49.3	$304.2	$275.9

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were included in rates.

09/30/2026 Form 10-Q	9	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Late payment charges	$0.7	$0.6	$2.8	$2.5
Rental revenues	0.2	0.1	0.4	0.3
Alternative revenues (1)	(0.4)	—	(0.5)	—
Total other operating revenues	$0.5	$0.7	$2.7	$2.8

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

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2026 and December 31, 2025.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2026	December 31, 2025
Accounts receivable and unbilled revenues	$240.1	$301.7
Allowance for credit losses	8.3	7.8
Accounts receivable and unbilled revenues, net (1)	$231.8	$293.9

Total accounts receivable, net – past due greater than 90 days (1)	$6.8	$6.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.2%	95.7%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2026, $143.3 million, or 61.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2026 Form 10-Q	10	Wisconsin Public Service Corporation

A roll-forward of the allowance for credit losses is included below:

	Three Months Ended September 30
(in millions)	2026	2025
Balance at July 1	$7.8	$7.4
Provision for credit losses	4.9	4.3
Provision for credit losses deferred for future recovery or refund	(1.7)	(1.7)
Write-offs charged against the allowance	(3.6)	(3.6)
Recoveries of amounts previously written off	0.9	1.0
Balance at September 30	$8.3	$7.4

	Nine Months Ended September 30
(in millions)	2026	2025
Balance at January 1	$7.8	$8.6
Provision for credit losses	13.2	12.8
Provision for credit losses deferred for future recovery or refund	(4.8)	(7.0)
Write-offs charged against the allowance	(11.4)	(10.6)
Recoveries of amounts previously written off	3.5	3.6
Balance at September 30	$8.3	$7.4

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2026 and December 31, 2025. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2025 Annual Report on Form 10-K.

(in millions)	September 30, 2026	December 31, 2025
Regulatory assets
Environmental remediation costs	$126.6	$133.5
Plant retirement related items	110.0	122.9
AROs	66.4	49.1
Income tax related items	62.9	59.3
Electric transmission costs	29.0	15.4
Finance and operating leases	12.5	10.2
Derivatives	11.0	4.8
Revenue requirements of generation facilities (1)	8.3	0.6
Pension and OPEB costs	8.0	19.8
Bluewater Natural Gas Holding, LLC	5.0	8.7
Other, net	14.9	21.9
Total regulatory assets	$454.6	$446.2

(1)These amounts primarily represent the deferral of the incremental revenue requirement of incurred costs resulting from changes to the previously planned retirement of Columbia Units 1 and 2.

09/30/2026 Form 10-Q	11	Wisconsin Public Service Corporation

(in millions)	September 30, 2026	December 31, 2025
Regulatory liabilities
Income tax related items	$293.5	$305.9
Removal costs	227.6	219.4
Pension and OPEB benefits	85.9	85.7
Energy costs refundable through rate adjustments	23.7	11.4
Derivatives	11.3	8.3
Other, net	25.7	24.1
Total regulatory liabilities	$667.7	$654.8

Balance sheet presentation
Amounts refundable to customers	$23.7	$11.4
Regulatory liabilities	644.0	643.4
Total regulatory liabilities	$667.7	$654.8

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2026	December 31, 2025
Commercial paper
Amount outstanding	$5.0	$159.5
Weighted-average interest rate on amounts outstanding	4.12%	3.90%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2026 was $200.1 million with a weighted-average interest rate during the period of 3.90%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2026
Revolving credit facility	August 2030	$450.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		5.0
Available capacity under existing credit facility		$443.7

NOTE 8—LONG-TERM DEBT

In January 2026, we issued $300.0 million of 4.25% Senior Notes, due January 15, 2031, and used the net proceeds to repay short-term debt and for other general corporate purposes.

In August 2026, we issued $300.0 million of 6.05% Senior Notes, due August 15, 2056, and used the net proceeds to repay short-term debt and for other general corporate purposes.

09/30/2026 Form 10-Q	12	Wisconsin Public Service Corporation

NOTE 9—LEASES

During 2026, we and WE, along with an unaffiliated utility, acquired various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term. The weighted-average remaining lease term for these land leases was 50.1 years at September 30, 2026. Once a solar project achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased.

The right of use assets obtained in exchange for these finance lease liabilities was $4.7 million. Our total obligation under these land-related leases was $4.8 million at September 30, 2026, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to these leases was $4.7 million as of September 30, 2026, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for these leases was 6.38%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related leases as of September 30, 2026, were as follows:

(in millions)
Three Months Ended December 31, 2026	$—
2027	0.2
2028	0.2
2029	0.3
2030	0.3
2031	0.3
Thereafter	18.0
Total minimum lease payments	19.3
Less: Interest	(14.5)
Present value of minimum lease payments	4.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$4.8

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2026	December 31, 2025
Materials and supplies	$101.2	$101.8
Fossil fuel	32.9	40.7
Natural gas in storage	32.6	28.1
Total	$166.7	$170.6

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

09/30/2026 Form 10-Q	13	Wisconsin Public Service Corporation

NOTE 11—INCOME TAXES

Statutory Rate Reconciliation

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$145.6		$118.8
United States federal statutory income tax rate	$30.6	21.0%	$24.9	21.0%
State and local income taxes net of federal tax effect (1)	8.8	6.0%	7.4	6.2%
Tax credits
PTCs, net (2)	(8.7)	(5.9)%	(5.7)	(4.8)%
Other	(1.2)	(0.8)%	(1.1)	(0.9)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(1.7)	(1.2)%	(1.0)	(0.8)%
Other	0.7	0.5%	0.7	0.6%
Other adjustments
Federal excess deferred tax amortization (4)	(3.9)	(2.6)%	(3.2)	(2.7)%
Other, net	(0.7)	(0.6)%	0.5	0.3%
Total income tax expense	$23.9	16.4%	$22.5	18.9%

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$309.6		$278.6
United States federal statutory income tax rate	$65.0	21.0%	$58.5	21.0%
State and local income taxes net of federal tax effect (1)	18.7	6.0%	17.3	6.2%
Tax credits
PTCs, net (2)	(21.0)	(6.8)%	(15.6)	(5.6)%
Other	(2.8)	(0.9)%	(2.8)	(1.0)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(4.1)	(1.3)%	(2.0)	(0.7)%
Other	1.9	0.6%	1.6	0.6%
Other adjustments
Federal excess deferred tax amortization (4)	(8.7)	(2.8)%	(8.2)	(2.9)%
Other, net	(0.3)	(0.1)%	2.5	0.8%
Total income tax expense	$48.7	15.7%	$51.3	18.4%

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements to sell substantially all the PTCs and ITCs we generated in 2025 to third parties. WEC Energy Group has also entered into agreements to sell the majority of PTCs that we expect

09/30/2026 Form 10-Q	14	Wisconsin Public Service Corporation

to generate in 2026 and a portion of the PTCs that we expect to generate in 2027 and 2028 to third parties. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

Cash Paid For Income Taxes, Net

The table below is a summary of income taxes paid by jurisdiction:

	Nine Months Ended September 30
(in millions)	2026		2025
Federal	$1.2	(1)	$8.0	(2)
State	12.0		8.1
Total income taxes paid, net	$13.2		$16.1

(1)    Amount includes $12.9 million of cash received related to third party sales of both 2026 and 2025 PTCs, and $13.6 million of cash received related to third party sales of 2025 ITCs.

(2)    Amount includes $14.7 million of cash received related to third party sales of both 2025 and 2024 PTCs.

Income taxes paid, net, exceeded five percent of total income taxes paid, net, in the following jurisdiction:

	Nine Months Ended September 30
(in millions)	2026	2025
Wisconsin	$12.0	$8.1

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

09/30/2026 Form 10-Q	15	Wisconsin Public Service Corporation

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.4	$4.4	$—	$4.8
FTRs	—	—	6.8	6.8
Total derivative assets	$0.4	$4.4	$6.8	$11.6

Derivative liabilities
Natural gas contracts	$8.7	$1.1	$—	$9.8

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$5.5	$—	$5.6
FTRs	—	—	2.3	2.3
Total derivative assets	$0.1	$5.5	$2.3	$7.9

Derivative liabilities
Natural gas contracts	$3.4	$0.6	$—	$4.0

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Balance at the beginning of the period	$10.2	$6.3	$2.3	$2.0
Purchases	0.1	—	11.5	7.2
Sales	(0.2)	—	(0.4)	—
Settlements	(3.3)	(2.4)	(6.6)	(5.3)
Balance at the end of the period	$6.8	$3.9	$6.8	$3.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,553.3	$2,059.3	$1,959.3	$1,626.0

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

09/30/2026 Form 10-Q	16	Wisconsin Public Service Corporation

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

	September 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$4.8	$9.6	$5.6	$3.8
FTRs	6.8	—	2.3	—
Total current	11.6	9.6	7.9	3.8

Long-term
Natural gas contracts	—	0.2	—	0.2

Total	$11.6	$9.8	$7.9	$4.0

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	8.3 Dth	$(4.5)	7.4 Dth	$(2.9)
FTRs	2.1 MWh	0.1	2.1 MWh	3.2
Total		$(4.4)		$0.3

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	31.2 Dth	$1.9	26.2 Dth	$(2.1)
FTRs	5.6 MWh	2.1	6.3 MWh	5.4
Total		$4.0		$3.3

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2026 and December 31, 2025, we had posted cash collateral of $19.4 million and $9.8 million, respectively. These amounts were recorded on our balance sheets in other current assets. At September 30, 2026, we had also received cash collateral of $0.5 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2026			December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$11.6	$9.8		$7.9	$4.0
Gross amount not offset on the balance sheet	(0.4)	(8.7)	(1)	(0.1)	(3.4)	(2)
Net amount	$11.2	$1.1		$7.8	$0.6

(1)    Includes cash collateral posted of $8.3 million.

(2)    Includes cash collateral posted of $3.3 million.

09/30/2026 Form 10-Q	17	Wisconsin Public Service Corporation

NOTE 14—GUARANTEES

As of September 30, 2026, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit credit (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Service cost	$1.0	$1.0	$3.1	$3.1
Interest cost	7.6	7.6	22.8	22.9
Expected return on plan assets	(12.3)	(12.3)	(36.9)	(37.1)
Amortization of net actuarial loss	—	—	—	5.2
Net periodic benefit credit	$(3.7)	$(3.7)	$(11.0)	$(5.9)

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Service cost	$0.8	$0.8	$2.5	$2.3
Interest cost	2.0	1.9	6.0	5.6
Expected return on plan assets	(4.9)	(4.5)	(14.6)	(13.5)
Amortization of prior service credit	(0.7)	(0.6)	(1.9)	(4.2)
Amortization of net actuarial loss (gain)	—	(0.1)	—	0.7
Net periodic benefit credit	$(2.8)	$(2.5)	$(8.0)	$(9.1)

During the nine months ended September 30, 2026, we made contributions and payments of $0.3 million related to our pension plans and $0.6 million related to our OPEB plans. During the remainder of 2026, we expect to make contributions and payments of $0.1 million related to our pension plans and $0.3 million related to our OPEB plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

We utilize escrow accounting for our current pension and OPEB costs, as approved by the PSCW. As of September 30, 2026 and December 31, 2025, our balance sheets included regulatory liabilities of $5.4 million and $2.4 million, respectively, for pension costs. Our balance sheets included a regulatory asset of $0.3 million and a regulatory liability of $0.3 million, for OPEB costs as of September 30, 2026 and December 31, 2025, respectively. In accordance with our PSCW rate orders, we amortize the related regulatory assets and liabilities. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets and liabilities.

NOTE 16—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2026. We had no accumulated impairment losses related to our goodwill as of September 30, 2026.

During the third quarter of 2026, we completed our annual goodwill impairment test for goodwill we carried as of July 1, 2026. No impairment resulted from this test.

09/30/2026 Form 10-Q	18	Wisconsin Public Service Corporation

Other Indefinite-Lived Intangible Assets

At September 30, 2026 and December 31, 2025, we had $49.9 million and $5.3 million, respectively, of other indefinite-lived intangible assets included in other long-term assets on our balance sheets. In July 2026, we along with WE, entered into an option agreement, and we made a refundable payment of $44.6 million for exclusive rights to purchase our share of certain generation projects to be constructed in Wisconsin. In addition, we have $5.3 million of other indefinite-lived assets consisting of spectrum frequencies, which enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory.

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

At September 30, 2026, we reported two segments, which are described below. All of our operations are located within the United States.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

09/30/2026 Form 10-Q	19	Wisconsin Public Service Corporation

The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2026 and 2025.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2026
External revenues	$482.7	$—	$482.7
Fuel and purchased power	110.0	—	110.0
Cost of natural gas sold	7.3	—	7.3
Other operation and maintenance	119.3	—	119.3
Depreciation and amortization	70.3	—	70.3
Property and revenue taxes	12.7	—	12.7
Other income, net (1)	7.4	0.6	8.0
Interest expense	25.5	—	25.5
Income tax expense	23.8	0.1	23.9
Net income	$121.2	$0.5	$121.7

Other Segment Disclosures
Three Months Ended September 30, 2026
Capital expenditures, including AFUDC-Debt	$198.5	$—	$198.5
Balance at September 30, 2026
Equity method investments	0.9	18.8	19.7
Total assets	8,369.4	18.8	8,388.2

(1)Includes equity earnings from equity method investments of $0.6 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2025
External revenues	$466.3	$—	$466.3
Fuel and purchased power	106.7	—	106.7
Cost of natural gas sold	19.9	—	19.9
Other operation and maintenance	123.3	—	123.3
Depreciation and amortization	67.4	—	67.4
Property and revenue taxes	11.1	—	11.1
Other income, net (1)	4.8	0.5	5.3
Interest expense	24.4	—	24.4
Income tax expense	22.3	0.2	22.5
Net income	$96.0	$0.3	$96.3

Other Segment Disclosures
Three Months Ended September 30, 2025
Capital expenditures, including AFUDC-Debt	$280.9	$—	$280.9
Balance at September 30, 2025
Equity method investments	0.9	16.4	17.3
Total assets	7,731.0	16.4	7,747.4

(1)Includes equity earnings from equity method investments of $0.5 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

09/30/2026 Form 10-Q	20	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2026
External revenues	$1,454.5	$—	$1,454.5
Fuel and purchased power	309.5	—	309.5
Cost of natural gas sold	171.6	—	171.6
Other operation and maintenance	368.8	—	368.8
Depreciation and amortization	208.3	—	208.3
Property and revenue taxes	38.5	—	38.5
Other income, net (1)	23.1	1.9	25.0
Interest expense	73.2	—	73.2
Income tax expense	48.2	0.5	48.7
Net income	$259.5	$1.4	$260.9

Other Segment Disclosures
Capital expenditures, including AFUDC-Debt	$522.5	$—	$522.5

(1)Includes equity earnings from equity method investments of $1.9 million included in the other segment, as well as amounts that are not material for interest income in the utility segment.

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2025
External revenues	$1,375.5	$—	$1,375.5
Fuel and purchased power	295.0	—	295.0
Cost of natural gas sold	145.3	—	145.3
Other operation and maintenance	364.4	—	364.4
Depreciation and amortization	199.9	—	199.9
Property and revenue taxes	33.5	—	33.5
Other income, net (1)	12.3	1.5	13.8
Interest expense	72.6	—	72.6
Income tax expense	50.9	0.4	51.3
Net income	$226.2	$1.1	$227.3

Other Segment Disclosures
Capital expenditures, including AFUDC-Debt	$536.6	$—	$536.6

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

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2026, were approximately $1.6 billion.

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

09/30/2026 Form 10-Q	21	Wisconsin Public Service Corporation

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

In February 2026, the EPA published a final rule rescinding the 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" has been the legal underpinning of a host of climate regulations under the Clean Air Act. Litigation over the rule has been initiated in the D.C. Circuit Court of Appeals.

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

National Ambient Air Quality Standards

Particulate Matter

All counties within our service territory are currently in attainment with current 2012 NAAQS for PM2.5. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS from 12 µg/m3 to 9 µg/m3 (the "2024 PM2.5 Standard"). In February 2025, the Wisconsin Department of Natural Resources submitted a State Implementation Plan to the EPA recommending Wisconsin be designated as an attainment area under the 2024 PM2.5 Standard. The EPA has not yet issued its attainment designations. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. We do not expect the 2024 PM2.5 Standard to have a material impact on our units.

In November 2025, the EPA filed a motion in the litigation pending in the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The court issued an order in June 2026, denying the EPA's motion. The 2024 PM2.5 Standard therefore remains in effect. Previously, in April 2026, the State of Wisconsin signed onto a complaint filed in California that seeks an order directing the EPA to

09/30/2026 Form 10-Q	22	Wisconsin Public Service Corporation

implement the 2024 PM2.5 Standard and make nonattainment designations. In July 2026, the Northern District Court of California ordered the EPA to publish final designations for all areas of the country no later than February 6, 2027. The EPA is appealing the order while continuing to move forward with completing the designations. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

In September 2026, the EPA issued two actions for addressing the 2024 GHG Power Plant Rule. The EPA issued a final rule repealing carbon capture, storage-based standards, and emission guidelines and a proposed supplemental rule that would repeal all GHG standards for the power sector. The final rule becomes effective on November 16, 2026, and the proposed rule has a comment period ending November 2, 2026. The final rule has already been challenged in court, and the proposed supplemental rule is expected to be challenged if finalized. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

WEC Energy Group's capital plan includes the planned retirement of older, fossil-fueled generation, to be replaced with natural gas-fired generation and zero-carbon-emitting renewables. We have retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018, and WEC Energy Group expects to retire additional coal-fired generation. As part of WEC Energy Group's capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2030. WEC Energy Group has a long-term goal to achieve net carbon-neutral electric generation by the end of 2050. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we started implementing co-firing with natural gas at Weston Unit 4.

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution systems and using RNG throughout its natural gas utility systems.

09/30/2026 Form 10-Q	23	Wisconsin Public Service Corporation

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

09/30/2026 Form 10-Q	24	Wisconsin Public Service Corporation

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2026	December 31, 2025
Regulatory assets	$126.6	$133.5
Reserves for future environmental remediation	104.2	104.7

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

The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In December 2025, the D.C. Circuit Court of Appeals granted the EPA's motion to extend the ongoing abeyance while the EPA reconsiders certain aspects of the rule. In February 2026, the EPA published a final rule extending certain deadlines and making various corrections to the 2024 CCR rule. In April 2026, the EPA published a rule seeking comments on proposed amendments to the 2024 CCR rule. These amendments include (1) changes to the existing self-implementing regulations; (2) new compliance pathways allowing for site-specific flexibility under a state or federal permit; and (3) changes impacting the definition of CCR beneficial use. The EPA stated its intent is to revise the rule based on public feedback, including technical information submittals, and currently plans to publish a new final rule by early 2027. The EPA stated that it intends to address closure issues in a separate proposed rulemaking, which is also expected in 2027. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Nine Months Ended September 30
(in millions)	2026	2025
Cash paid for interest, net of amount capitalized	$51.9	$51.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	40.1	23.3
Liabilities accrued for software licensing agreements	0.5	4.3

09/30/2026 Form 10-Q	25	Wisconsin Public Service Corporation

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

A PSCW decision is expected in the fourth quarter of 2026.

NOTE 21—OTHER INCOME, NET

Total other income, net was as follows for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
AFUDC-Equity	$6.1	$2.9	$16.3	$8.1
Non-service components of net periodic benefit costs	1.8	1.9	5.8	3.5
Earnings from equity method investments	0.6	0.4	1.9	1.5
Interest income	0.1	—	1.4	0.6
Other, net	(0.6)	0.1	(0.4)	0.1
Other income, net	$8.0	$5.3	$25.0	$13.8

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

09/30/2026 Form 10-Q	26	Wisconsin Public Service Corporation

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

09/30/2026 Form 10-Q	27	Wisconsin Public Service Corporation

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

Supporting Economic Growth Within Our Communities

Our service territory is starting to see economic growth, and WEC Energy Group anticipates continued electric demand growth in the years ahead. To meet the anticipated electric demand growth, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. WEC Energy Group's capital plan addresses that demand with a range of planned investments in natural gas-fired generation, renewables, and battery storage. WEC Energy Group plans on investing approximately $9.4 billion from 2027 to 2031 in efficient natural gas-fired generation and related infrastructure and approximately $13.7 billion from 2027 to 2031 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments to be made by either us or WE based on specific customer needs:

•3,100 MWs of utility-scale solar;
•3,450 MWs of battery storage; and
•600 MWs of wind.

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

As part of our path toward this goal, we have started implementing co-firing with natural gas at Weston Unit 4. Additionally, WEC Energy Group has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2018 retirements of the J.P. Pulliam Generating power plant and the jointly-owned Edgewater Generating Station Unit 4. WEC Energy Group expects to retire additional coal-fired generation. We and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2030.

When taken together, the retirements and new investments in natural gas generation and renewables should better balance WEC Energy Group's supply with its demand, while helping to maintain reliable, affordable energy for our customers.

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

•The construction of additional LNG facilities, which would provide another approximately two Bcf of natural gas supply in Wisconsin, has been proposed as part of WEC Energy Group's capital plan, which includes us. The facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

09/30/2026 Form 10-Q	28	Wisconsin Public Service Corporation

•The WEC Energy Group capital plan includes investments in battery energy storage systems, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•We continue to upgrade our electric and natural gas distribution systems to enhance reliability and storm hardening.

WEC Energy Group expects to spend approximately $7.6 billion and $5.2 billion on reliability related to natural gas and electric distribution projects, respectively, from 2027 to 2031, with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our Company and will continue to do so under the WEC Energy Group capital plan. For example, we continue to make progress on our advanced metering infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for customer connections and enhances outage management capabilities.

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

09/30/2026 Form 10-Q	29	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2026

Earnings

Our earnings for the third quarter of 2026 were $121.7 million, compared with $96.3 million for the same quarter in 2025. See below for information on the $25.4 million increase in earnings.

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

09/30/2026 Form 10-Q	30	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the third quarter of 2026, with the same quarter in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$482.7	$466.3	$16.4

Operating expenses
Cost of sales (1)	117.3	126.6	9.3
Other operation and maintenance	119.3	123.3	4.0
Depreciation and amortization	70.3	67.4	(2.9)
Property and revenue taxes	12.7	11.1	(1.6)
Operating income	163.1	137.9	25.2

Other income, net	7.4	4.8	2.6
Interest expense	25.5	24.4	(1.1)
Income before income taxes	145.0	118.3	26.7

Income tax expense	23.8	22.3	(1.5)
Net income	$121.2	$96.0	$25.2

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$57.0	$71.3	$14.3
Transmission (1)	52.9	45.4	(7.5)
Regulatory amortizations and other pass through expenses (2)	9.5	6.7	(2.8)
Earnings sharing mechanism	(0.1)	(0.1)	—
Total other operation and maintenance	119.3	$123.3	$4.0

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2026 and 2025, $56.6 million and $47.8 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer class
Residential	924.0	865.1	58.9
Small commercial and industrial	1,177.7	1,111.3	66.4
Large commercial and industrial	1,040.8	1,030.3	10.5
Other	4.3	4.5	(0.2)
Total retail	3,146.8	3,011.2	135.6
Wholesale	314.3	315.8	(1.5)
Resale	104.6	321.8	(217.2)
Total sales in MWh	3,565.7	3,648.8	(83.1)

09/30/2026 Form 10-Q	31	Wisconsin Public Service Corporation

	Three Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer class
Residential	13.0	13.5	(0.5)
Commercial and industrial	20.3	24.2	(3.9)
Total retail	33.3	37.7	(4.4)
Transportation	103.0	99.9	3.1
Total sales in therms	136.3	137.6	(1.3)

	Three Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (168 Normal)	128	163	(21.5)%
Cooling (387 Normal)	463	469	(1.3)%

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

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Electric revenues	$446.0	$416.8	$29.2
Natural gas revenues	36.7	49.5	(12.8)
Operating revenues	482.7	466.3	16.4

Operating expenses
Fuel and purchased power	(110.0)	(106.7)	(3.3)
Cost of natural gas sold	(7.3)	(19.9)	12.6
Other operation and maintenance (1)	(87.4)	(92.6)	5.2
Depreciation and amortization	(70.3)	(67.4)	(2.9)
Property and revenue taxes	(12.7)	(11.1)	(1.6)
Gross margin (GAAP)	195.0	168.6	26.4

Other operation and maintenance (1)	87.4	92.6	(5.2)
Depreciation and amortization	70.3	67.4	2.9
Property and revenue taxes	12.7	11.1	1.6
Utility margin (non-GAAP)	$365.4	$339.7	$25.7

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $26.4 million during the third quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $25.7 million during the third quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $13.5 million increase in margins driven by higher electric retail sales volumes, including the impact of weather during the third quarter of 2026, compared with the same quarter in 2025.

•An $8.4 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026. See Note 23, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

09/30/2026 Form 10-Q	32	Wisconsin Public Service Corporation

•A $2.4 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the larger increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by an $8.4 million decrease in other operating and maintenance related to our power plants, partially offset by a $7.5 million increase in transmission expense. These items are further described in Other Operating Expenses below.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $0.5 million during the third quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $7.5 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $2.8 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by an $8.4 million decrease in other operating and maintenance related to our power plants during the third quarter of 2026, compared with the same quarter in 2025, driven by a reduction in allowed expense for Columbia under escrow accounting, as approved by the PSCW in our rate order.

Other Income, Net

Other income, net at the utility segment increased $2.6 million during the third quarter of 2026, compared with the same quarter in 2025. The increase was driven by a $3.2 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $1.1 million during the third quarter of 2026, compared with the same quarter in 2025, driven by the impact of debt issuances in January and August 2026. This increase was partially offset by higher AFUDC-Debt due to continued capital investment and the impact of a debt maturity in November 2025.

Income Tax Expense

Income tax expense at the utility segment increased $1.5 million during the third quarter of 2026, compared with the same quarter in 2025, driven by higher pre-tax income.

Partially offsetting this increase in income tax expense was:

•A $3.1 million increase in PTCs and ITCs;

•A $1.3 million favorable income tax impact associated with certain tax-related regulatory deferrals; and

•A $0.7 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment.

See Note 11, Income Taxes, for more information.

09/30/2026 Form 10-Q	33	Wisconsin Public Service Corporation

Other Segment Contribution to Net Income

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Net income	$0.5	$0.3	$0.2

NINE MONTHS ENDED SEPTEMBER 30, 2026

Earnings

Our earnings for the nine months ended September 30, 2026 were $260.9 million, compared to $227.3 million for the same period in 2025. See below for information on the $33.6 million increase in earnings.

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

09/30/2026 Form 10-Q	34	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the nine months ended September 30, 2026, with the same period in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,454.5	$1,375.5	$79.0

Operating expenses
Cost of sales (1)	481.1	440.3	(40.8)
Other operation and maintenance	368.8	364.4	(4.4)
Depreciation and amortization	208.3	199.9	(8.4)
Property and revenue taxes	38.5	33.5	(5.0)
Operating income	357.8	337.4	20.4

Other income, net	23.1	12.3	10.8
Interest expense	73.2	72.6	(0.6)
Income before income taxes	307.7	277.1	30.6

Income tax expense	48.2	50.9	2.7
Net income	$259.5	$226.2	$33.3

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$174.7	$186.5	$11.8
Transmission (1)	158.0	136.8	(21.2)
Regulatory amortizations and other pass through expenses (2)	36.3	41.3	5.0
Earnings sharing mechanism	(0.2)	(0.2)	—
Total other operation and maintenance	$368.8	$364.4	$(4.4)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2026 and 2025, $166.7 million and $144.2 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer class
Residential	2,397.5	2,325.1	72.4
Small commercial and industrial	3,154.7	3,085.9	68.8
Large commercial and industrial	2,965.6	2,958.9	6.7
Other	14.2	14.8	(0.6)
Total retail	8,532.0	8,384.7	147.3
Wholesale	818.2	829.4	(11.2)
Resale	292.1	812.4	(520.3)
Total sales in MWh	9,642.3	10,026.5	(384.2)

09/30/2026 Form 10-Q	35	Wisconsin Public Service Corporation

	Nine Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	169.4	177.0	(7.6)
Commercial and industrial	132.6	143.3	(10.7)
Total retail	302.0	320.3	(18.3)
Transportation	364.2	361.8	2.4
Total sales in therms	666.2	682.1	(15.9)

	Nine Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (4,679 Normal)	4,602	4,577	0.5%
Cooling (543 Normal)	578	629	(8.1)%

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

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Electric revenues	$1,149.4	$1,098.8	$50.6
Natural gas revenues	305.1	276.7	28.4
Operating revenues	1,454.5	1,375.5	79.0

Operating expenses
Fuel and purchased power	(309.5)	(295.0)	(14.5)
Cost of natural gas sold	(171.6)	(145.3)	(26.3)
Other operation and maintenance (1)	(281.5)	(263.5)	(18.0)
Depreciation and amortization	(208.3)	(199.9)	(8.4)
Property and revenue taxes	(38.5)	(33.5)	(5.0)
Gross margin (GAAP)	445.1	438.3	6.8

Other operation and maintenance (1)	281.5	263.5	18.0
Depreciation and amortization	208.3	199.9	8.4
Property and revenue taxes	38.5	33.5	5.0
Utility margin (non-GAAP)	$973.4	$935.2	$38.2

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $6.8 million during the nine months ended September 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) increased $38.2 million during the nine months ended September 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $25.2 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026.

•A $14.3 million increase in margins driven by higher electric retail sales volumes, including the impact of colder weather during the nine months ended September 30, 2026, compared with the same period in 2025. As measured by heating degree days, the nine months ended September 30, 2026 were 0.5% colder than the same period in 2025.

09/30/2026 Form 10-Q	36	Wisconsin Public Service Corporation

These increase in margins were partially offset by a $4.0 million period-over-period negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $21.2 million increase in transmission expense;

•An $8.4 million increase in depreciation and amortization expense;

•A $5.0 million increase in property and revenue taxes; and

•A partially offsetting $2.8 million decrease in electric and natural gas distribution expenses.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $17.8 million during the nine months ended September 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in other operating expenses were:

•A $21.2 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•An $8.4 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $5.0 million increase in property and revenue taxes, driven by higher gross receipt taxes.

These increases in other operating expenses were partially offset by:

•A $5.0 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $4.8 million decrease in benefit expenses, driven by various employee compensation plans.

•A $2.8 million decrease in electric and natural gas distribution expenses, driven by a decrease in storm costs during the nine months ended September 30, 2026, compared with the same period in 2025.

Other Income, Net

Other income, net at the utility segment increased $10.8 million during the nine months ended September 30, 2026, compared with the same period in 2025. The increase was driven by an $8.2 million positive impact from higher AFUDC-Equity due to continued capital investment and a $2.3 million positive impact from higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the utility segment increased $0.6 million during the nine months ended September 30, 2026, compared with the same period in 2025, due to higher average short-term debt balances and the impact of debt issuances in January and August 2026. These increases were substantially offset by higher AFUDC-Debt due to continued capital investment and the impact of a debt maturity in November 2025.

09/30/2026 Form 10-Q	37	Wisconsin Public Service Corporation

Income Tax Expense

Income tax expense at the utility segment decreased $2.7 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•A $5.4 million increase in PTCs and ITCs;

•A $2.9 million favorable income tax impact associated with certain tax-related regulatory deferrals; and

•A $2.1 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment.

Partially offsetting these favorable income tax variances was higher pre-tax income.

Other Segment Contribution to Net Income

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Net income	$1.4	$1.1	$0.3

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2026	2025	Change in 2026 Over 2025
Cash provided by (used in):
Operating activities	$570.9	$482.5	$88.4
Investing activities	(553.9)	(510.3)	(43.6)
Financing activities	(16.8)	28.6	(45.4)

Operating Activities

Net cash provided by operating activities increased $88.4 million during the nine months ended September 30, 2026, compared with the same period in 2025 driven by:

•A $73.3 million increase in cash from higher overall collections from customers during the nine months ended September 30, 2026, compared with the same period in 2025. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2026.

•A $20.0 million increase in cash from lower payments for other operation and maintenance expenses. During the nine months ended September 30, 2026, our payments were lower due to the timing of payments for accounts payable, partially offset by higher transmission costs.

•An $8.4 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during the nine months ended September 30, 2026, compared with the same period in 2025.

These increases in net cash provided by operating activities were partially offset by a $13.1 million increase in cash paid for property and revenue taxes driven by higher gross receipts taxes during the nine months ended September 30, 2026, compared with the same period in 2025.

09/30/2026 Form 10-Q	38	Wisconsin Public Service Corporation

Investing Activities

Net cash used in investing activities increased $43.6 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•A $44.6 million refundable payment for exclusive rights to purchase certain generation projects during the nine months ended September 30, 2026. See Note 16, Goodwill and Intangible Assets, for more information.

•Proceeds of $9.8 million received from the cash surrender of life insurance during the nine months ended September 30, 2025. There were no proceeds received from the cash surrender of life insurance during the same period in 2026.

•Proceeds of $6.6 million received for the reimbursement of transmission infrastructure upgrades during the nine months ended September 30, 2025. There were no proceeds received for reimbursement during the same period in 2026.

These increases in net cash used in investing activities were partially offset by a $14.1 million decrease in cash paid for capital expenditures, including AFUDC-Debt, during the nine months ended September 30, 2026, compared with the same period in 2025, which is discussed in more detail below.

Capital Expenditures

Capital expenditures, including AFUDC-Debt, for the nine months ended September 30 were as follows:

(in millions)	2026	2025	Change in 2026 Over 2025
Capital expenditures	$522.5	$536.6	$(14.1)

The decrease in cash paid for capital expenditures, during the nine months ended September 30, 2026, compared with the same period in 2025, was driven by lower payments for renewable energy projects, partially offset by higher payments for our electric distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities decreased $45.4 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•A $480.0 million decrease in cash due to higher dividends paid to our parent during the nine months ended September 30, 2026, compared with the same period in 2025, to balance our capital structure.

•A $134.5 million decrease in cash due to higher net repayments of commercial paper during the nine months ended September 30, 2026, compared with the same period in 2025.

•A $25.0 million decrease in cash due to lower equity contributions received from our parent during the nine months ended September 30, 2026, compared with the same period in 2025, to balance our capital structure.

These decreases in net cash related to financing activities were partially offset by a $598.6 million increase in cash due to the issuance of long-term debt during the nine months ended September 30, 2026. We did not issue any long-term debt during the same period in 2025.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 7, Short-Term Debt and Lines of Credit and Note 8, Long-Term Debt.

09/30/2026 Form 10-Q	39	Wisconsin Public Service Corporation

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

(in millions)
2026	$768.7	(1)
2027	913.5
2028	897.3
Total	$2,579.5

(1)This includes actual capital expenditures incurred through September 30, 2026, as well as estimated capital expenditures for the remainder of the year.

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. In addition, we continue to upgrade our electric and natural gas distribution systems to enhance reliability. Below are the anticipated investment amounts for the next three years for generation, LNG, and distribution projects that are proposed or currently underway.

(in millions)	2026 (1)	2027	2028
Generation:
Solar	$122.4	$276.6	$148.9
Wind	12.2	18.8	31.8
Battery	35.6	52.5	27.1
Thermal	38.0	4.3	122.1
Other	160.1	141.5	144.3
Distribution:
Electric distribution	287.6	298.2	300.2
Gas distribution	112.8	121.6	122.9
Total	$768.7	$913.5	$897.3

(1)This includes actual capital expenditures incurred through September 30, 2026, as well as estimated capital expenditures for the remainder of the year.

The DOC set duties on solar panels and cells imported from four southeast Asian countries as well as Laos, Indonesia, and India, and began an investigation into cells from Ethiopia. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and its current investigation, as well as CBP actions, respectively. The expected costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources — Regulatory, Legislative, and Legal Matters — Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

09/30/2026 Form 10-Q	40	Wisconsin Public Service Corporation

Long-Term Debt

See Note 8, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the nine months ended September 30, 2026.

Common Stock Dividends

During the nine months ended September 30, 2026, we paid common stock dividends of $570.0 million to the sole holder of our common stock, Integrys. This dividend was $480.0 million higher than the same period in 2025, due to the rebalancing of our capital structure.

Other Significant Cash Requirements

See Note 18, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2026.

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

Although not the case as of September 30, 2026, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving

09/30/2026 Form 10-Q	41	Wisconsin Public Service Corporation

credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 7, Short-Term Debt and Lines of Credit, and Note 8, Long-Term Debt, for more information about our credit facility, commercial paper, and debt security.

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2026, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2025 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2026. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

09/30/2026 Form 10-Q	42	Wisconsin Public Service Corporation

States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

In 2025, and again in July 2026, the Department of Homeland Security expanded the UFLPA Entity List to include additional Chinese businesses across various industries, including several solar supply chain providers. We continue to work with our contractors and developers to avoid doing business with these companies and remain in compliance with the UFLPA.

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

In September 2026 the DOC set AD/CVD duties on imports of solar cells and panels from India, Indonesia and Laos based on findings that producers in those countries are benefiting from illegal subsidies and selling solar products below cost in the United States. The USITC is expected to make a final determination this fall. If the USITC votes affirmatively, final rates will then be issued and take effect. Further, the DOC recently began an investigation into solar panels from Ethiopia and a petition was filed requesting investigation into solar panels from South Korea, both based on similar claims that solar panels from those countries are being made with Chinese-made components in violation of AD/CVD laws.

As a result of the duties that have been imposed to date, the cost and availability of solar panels in the United States has been impacted and the United States solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects; however, we are continuing to monitor the tariffs and investigations for any additional potential impact on our solar projects.

Bulk-Power System Executive Order

On August 26, 2026, President Trump issued Executive Order 14421, declaring a national emergency to protect the United States bulk-power system from security threats associated with foreign-supplied electric equipment and technology. The order authorizes the United States Secretary of Energy to restrict, evaluate, and mitigate transactions involving the installation of foreign-sourced bulk-power system components that pose certain security threats initiated after the order and to establish a framework for identifying and monitoring the same foreign-sourced components already in the domestic power infrastructure prior to this order. This order covers facilities and control systems necessary for operating an interconnected transmission network and electric generation facilities but excludes local distribution. The Executive Order requires the United States Department of Energy to publish rules or regulations implementing this order no later than 120 days from August 26, 2026, or December 24, 2026. We are currently evaluating the potential operational and financial implications of this order.

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

09/30/2026 Form 10-Q	43	Wisconsin Public Service Corporation

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

Under the IRA transferability option, WEC Energy Group entered into agreements to sell the majority of the PTCs that we expect to generate in 2026 and a portion of the PTC that we expect to generate in 2027 and 2028 to third parties. See Note 11, Income Taxes, for more information about these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects began by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that began construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements, as defined through proposed guidance by the United States Treasury Department in February 2026. The incentives can also be denied for taxpayers that exceed certain thresholds of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the United States Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. However, in June 2026, a federal court vacated the revised beginning-of-construction safe harbor rules and remanded the issue back to the IRS for reconsideration. Therefore, uncertainty remains. We will continue to monitor additional information as it becomes available. WEC Energy Group's capital plan for 2027 through 2031 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

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

Changes to United States Trade Policy (Tariff Activity)

The United States continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope, duration and impact of the United States and foreign trade policies. In certain cases, both the United States and foreign trade policy changes have resulted in increased cost of materials and disrupted supply chains, which may impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including their potential impact on

09/30/2026 Form 10-Q	44	Wisconsin Public Service Corporation

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2025 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment test for our utility reporting unit that carried $36.4 million of goodwill as of July 1, 2026. No impairment was recorded as a result of this test. The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

Key assumptions used in the income approach include ROE, the long-term growth rate used to determine terminal values at the end of the discrete forecast period, and the discount rate. The discount rate is applied to estimated future cash flows and is one of the most significant assumptions used to determine fair value under the income approach. As interest rates rise, the calculated fair value will decrease. The discount rate is based on the weighted-average cost of capital, taking into account both the after-tax cost of debt and cost of equity. The terminal year ROE is driven by our current allowed ROE. The terminal growth rate is based primarily on a combination of historical and forecasted statistics for real gross domestic product and personal income for our service area.

09/30/2026 Form 10-Q	45	Wisconsin Public Service Corporation

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

At July 1, 2026, the fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

See Note 16, Goodwill and Intangible Assets, for more information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2026 Form 10-Q	46	Wisconsin Public Service Corporation

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2026 Form 10-Q	47	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Public Service Corporation (File No. 1-3016). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Eighteenth Supplemental Indenture, dated as of August 13, 2026, between WPS and U.S. Bank Trust Company, National Association (as successor to Firstar Bank Milwaukee, N.A., National Association), as Trustee. (Exhibit 4.1 to WPS's Form 8-K filed August 13, 2026) (File No. 1-3016.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2026 Form 10-Q	48	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ CAROLINE M. GARCIA
Date:	October 30, 2026	Caroline M. Garcia
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2026 Form 10-Q	49	Wisconsin Public Service Corporation